Form 10-K
period 1997-12-31
LASER MORTGAGE MANAGEMENT INC
filed 1998-03-31
CIK 1046099

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM __________ TO ___________

                             COMMISSION FILE NUMBER:
                                -----------------

                         LASER MORTGAGE MANAGEMENT, INC.
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

         MARYLAND                                              22-3535916
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

            51 JOHN F. KENNEDY PARKWAY, SHORT HILLS, NEW JERSEY 07078
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (973) 912-8770

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                            Name of each exchange
TITLE OF EACH CLASS:                        ON WHICH REGISTERED:

Common Stock, $.001 par value               New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 16, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $310,192,278, based upon the closing sale price of the Common Stock on the New York Stock Exchange on that date. At March 16, 1998, the Registrant had outstanding 20,044,999 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement issued in connection with the 1998 Annual Meeting of Stockholders are incorporated by reference into
Part III hereof.

                         LASER MORTGAGE MANAGEMENT, INC.

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Business............................................................5

Item 2.  Properties.........................................................24

Item 3.  Legal Proceedings..................................................24

Item 4.  Submission of Matters to a Vote of Security Holders................25


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters..............................................25

Item 6.  Selected Financial Data............................................28

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................29

Item 8.  Financial Statements and Supplementary Data........................33

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................34


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.................34

Item 11. Executive Compensation.............................................34

Item 12. Security Ownership of Certain Beneficial Owners and Management.....34

Item 13. Certain Relationships and Related Transactions.....................34


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....34

Financial Statements.......................................................(i)

                                     PART I

ITEM 1. BUSINESS.

     REFERENCE IS MADE TO THE GLOSSARY COMMENCING ON PAGE 33, OF THIS REPORT FOR DEFINITIONS OF TERMS USED IN THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS AND ELSEWHERE IN THIS REPORT.

GENERAL

     LASER Mortgage Management, Inc. (the "Company") is a specialty finance company, organized in September 1997, that invests primarily in mortgage-backed securities and mortgage loans. The mortgage-backed securities include mortgage pass-through certificates, collateralized mortgage obligations and other securities representing interests in, or obligations backed by, pools of mortgage loans (collectively, the "Mortgage Securities"). The mortgage loans are secured by first or second liens on single-family residential, multi-family residential, commercial or other real property (the "Mortgage Loans" and, together with the Mortgage Securities, the "Mortgage Assets").

     The Company seeks to generate net income for distribution to stockholders from the spread between the interest income earned on its investment portfolio and the cost of financing and hedging the portfolio. The Company will elect to be taxed as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company generally will not be subject to federal income tax provided that it distributes its income to its stockholders and maintains its qualification as a REIT. See "--Federal Income Tax Considerations." LASER Advisers, Inc. (the "Manager"), which specializes in managing investments in Mortgage Securities for institutions and other sophisticated investors, manages the Company's day-to-day operations. The Manager is a recently-organized, registered investment adviser.

     The Company commenced its operations on November 26, 1997 following completion of its initial public offering of 15,000,000 shares of Common Stock and several concurrent private placements of 5,013,999 shares of Common Stock. These offerings raised $281.9 million of net proceeds to the Company.

INVESTMENT STRATEGY

     The Company's investment strategy is to create and manage an investment portfolio, principally of Mortgage Assets, that, in combination with financing and hedging activities, will generate income for distribution to its stockholders while preserving the Company's capital base.

     The Company acquires the following types of investments: (i) fixed and adjustable rate mortgage pass-through certificates ("Pass-Through Certificates"), which are securities collateralized by pools of Mortgage Loans issued and sold to investors by private non-governmental issuers ("Privately-Issued Certificates") or by various U.S. government agencies or instrumentalities, such as the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA") (collectively, "Agency Certificates"); (ii) collateralized mortgage obligations ("CMOs"), which are fixed and adjustable rate debt obligations collateralized by Mortgage Loans or Pass-Through Certificates; (iii) Mortgage Loans, which will be pooled and securitized to provide long-term, non-recourse financing for the Company; (iv) mortgage derivative securities ("Mortgage Derivatives"), including interest-only securities ("IOs") which receive only certain interest payments from a pool of Mortgage Securities or Mortgage Loans; (v) subordinate interests ("Subordinate Interests"), which are classes of Mortgage Securities junior to other classes of Mortgage Securities in the right to receive payments from the underlying Mortgage Loans; and (vi) other fixed-income securities in an amount not to exceed 5% of total assets. Consistent with the Company's policy of maintaining its status as a REIT for federal income tax purposes, substantially all of the Company's assets consist of real estate assets of the type described in Section 856(c)(6)(B) of the Code ("Qualified Real Estate Assets").

     The Company invests at least 70% of its total assets (the "70% Asset Group") in (i) securities which are rated within one of the two highest ratings categories by one of the nationally-recognized rating agencies (the "Rating Agencies") or (ii) securities which are unrated but are guaranteed by the U.S. government or an agency or instrumentality thereof, or (iii) Mortgage Loans to borrowers who would otherwise meet FHLMC, FNMA or GNMA guidelines, except with respect to the size of the loans. The Company intends to securitize substantially all the Mortgage Loans it acquires by issuing structured debt, such as CMOs, and to retain Subordinate Interests in the pools of Mortgage Loans it securitizes.

     The remainder of the Company's assets, not to exceed 30% of its total assets (the "30% Asset Group"), consists of Mortgage Loans other than those included in the 70% Asset Group, retained Subordinate Interests and fixed-income securities, other than those included in the 70% Asset Group, that are primarily Qualified Real Estate Assets but also will include non-investment grade high-yield corporate debt. To attempt to minimize the potentially higher level of credit and liquidity risk of these securities, the Company attempts to limit its investments in, and diversify its portfolio of, securities in the 30% Asset Group. Only such retained Subordinate Interests of securitized Mortgage Loans (and not the entire pools of Mortgage Loans) are considered in determining the proportion of assets qualifying in the 70% Asset Group and in the 30% Asset Group held by the Company.

     References to ratings of Mortgage Assets apply only at the time a transaction is entered into by the Company. Any subsequent change in a rating assigned to a Mortgage Asset or change in the percentage of Company assets invested in certain Mortgage Assets or other instruments resulting from market fluctuations or other changes in the Company's total assets will not require the Company to dispose of an investment. If different Rating Agencies assign different ratings to the same Mortgage Assets, the Company will determine which rating it believes most accurately reflects the Mortgage Asset's quality and risk at that time. A rating is not a recommendation to buy, sell or hold a security, inasmuch as such rating does not comment as to the market price of the security or the suitability of the security for a particular investor. There is no assurance that a rating will continue for any given period of time or that a rating will not be lowered or withdrawn entirely by a Rating Agency if, in its judgment, circumstances so warrant.

     The REIT Provisions of the Code limit, in certain respects, the ability of the Company to sell Mortgage Assets. However, from time to time, Mortgage Assets may be sold for a number of reasons, including to dispose of an asset as to which credit risk concerns have arisen, to reduce interest rate risk, to substitute one type of Mortgage Asset for another, to improve yield, to maintain compliance with the 55% Requirement under the Investment Company Act, and generally to restructure the balance sheet when the Manager deems such action advisable. The Manager selects any Mortgage Assets to be sold according to the particular purpose such sale will serve. The Company's Board of Directors has not adopted a policy that would restrict the Manager's authority to determine the timing of sales or the selection of Mortgage Assets to be sold.

     As a requirement for maintaining REIT status, the Company intends to distribute to stockholders aggregate distributions equaling at least 95% of its Taxable Income. See "--Federal Income Tax Considerations." The Company could make additional distributions of capital when, for any other reasons, the return expectations of the stockholders appear to exceed returns potentially available to the Company through making new investments in Mortgage Assets. Subject to the limitations of applicable state securities and corporation laws, the Company may distribute capital by making purchases of its own capital stock or making distributions in excess of earnings.

     The Company's asset acquisition and investment strategy may change over time in response to changing market conditions.

OPERATING POLICIES AND STRATEGIES

     The Company's operating strategy is to acquire those Mortgage Assets which it believes are likely to generate the highest returns on capital invested, consistent with the Company's policies and strategies, after considering (i) the amount and nature of anticipated cash flows from the Mortgage Asset, (ii) the Company's ability to pledge the Mortgage Asset to secure collateralized borrowings, (iii) the capital requirements resulting from the purchase and financing of the Mortgage Assets, and (iv) the costs of financing, hedging and managing the Mortgage Asset. Prior to acquisition, potential returns on capital employed are assessed over the life of the Mortgage Asset and in a variety of interest rate, yield spread, financing cost, credit loss and prepayment scenarios. Except as specifically prohibited by the Company's Charter or Bylaws, the Board of Directors, in its discretion, may establish specific operating policies and revise such policies from time to time, in response to changes in market conditions without stockholder approval. Any such revisions to operating policies are subject to approval of the Independent Directors. To date, the Board of Directors has not established any such operating policies other than those described herein.

     The Company has adopted compliance guidelines, including restrictions on acquiring, holding and selling assets, to ensure that the Company continues to qualify as a REIT. Before acquiring any asset, the Manager determines whether such asset would constitute a Qualified Real Estate Asset. Substantially all of the assets that the Company intends to acquire are expected to be Qualified Real Estate Assets. The Company regularly monitors purchases of Mortgage Assets and the income generated from such assets, including income from its hedging activities, in an effort to ensure that at all times the Company maintains its qualification as a REIT and its exemption under the Investment Company Act. The Company has engaged a nationally recognized independent public accounting firm to assist it in developing internal accounting and testing procedures and to assist in monitoring and conducting quarterly compliance reviews to determine compliance with the REIT Provisions of the Code.

     CAPITAL AND LEVERAGE POLICIES

     The Company's operations are highly leveraged. Initially, the Company financed its acquisition of Mortgage Assets through proceeds of its initial public offering and several private placements, and currently finances acquisitions primarily by borrowing against or "leveraging" its existing portfolio and using the proceeds to acquire additional Mortgage Assets. The Company incurs, and expects to continue to incur, debt such that it maintains an equity-to-assets ratio of between 6% to 10%, although the actual ratio may be higher or lower from time to time depending on market conditions and other factors deemed relevant by the Manager, subject to the review of the Company's Board of Directors. At December 31, 1997, the Company's equity-to-assets ratio was 7.53%. The equity-to-assets ratio is total stockholders' equity as a percentage of total assets. For purposes of calculating the equity-to-assets ratio, the Company's total assets include the value of the Company's investment portfolio on a marked-to-market-basis. For purchased Mortgage Assets, the Company obtains market quotes for its Mortgage Assets from independent broker-dealers that make markets in securities similar to those in the Company's portfolio or from pricing services which were approved by the Company's Independent Directors. The Company's total stockholders' equity, for purposes of this calculation, equals the Company's stockholders' equity determined in accordance with GAAP. The Board of Directors has discretion to deviate from or change the Company's indebtedness policy at any time. However, the Company intends to maintain an adequate capital base to protect against interest rate environments in which the Company's financing and hedging costs might exceed interest income from its Mortgage Assets. These conditions could occur, for example, when, due to interest rate fluctuations, interest income on the Company's Mortgage Assets (which occur during periods of rapidly rising interest rates or during periods when the Mortgage Loans in the portfolio are prepaying rapidly) lags behind interest rate increases in the Company's variable rate borrowings. The Company enters into hedging transactions in an effort to protect its portfolio of Mortgage Assets, such hedging transactions include interest rate swaps, IOs the purchase or sale of interest rate collars, caps or floors and options.

     SHORT-TERM BORROWING

     Mortgage Assets, other than securitized Mortgage Loans, are financed primarily at short-term borrowing rates through reverse repurchase agreements and dollar roll agreements, and, in the future may include, loan agreements, lines of credit, commercial paper borrowings and other credit facilities with institutional lenders. Reverse repurchase agreements and dollar roll agreements are sales of pledged securities to a lender at discounted prices in return for an agreement by the lender to resell the same or substantially similar securities to the borrower on some future date at an agreed price.

     Reverse repurchase agreements are structured as sale and repurchase obligations which allow a borrower to pledge purchased Mortgage Assets as collateral securing short-term loans to finance the purchase of such Mortgage Assets. Typically, the lender in a reverse repurchase arrangement makes a loan in an amount equal to a percentage of the market value of the pledged collateral. At maturity, the borrower is required to repay the loan and the pledged collateral is released. Pledged Mortgage Assets continue to pay principal and interest to the borrower.

     A dollar roll agreement provides for the sale and delayed delivery of Mortgage Securities and a simultaneous forward repurchase commitment by the borrower to repurchase the same or a substantially similar security on a future date. During the roll period, the borrower foregoes principal and interest payments on the Mortgage Securities, but is compensated by the interest earned on the cash proceeds of the initial sale of the Mortgage Securities and the spread on the forward repurchase price. Because the dollar roll provides a borrower with funds for the roll period, its value may be expressed as an "implied financing rate." Dollar rolls are a favorable means of financing when the forward repurchase price is low compared to the initial sale price, making the implied financing rate lower than alternative short-term borrowing rates. The Company's ability to enter into dollar roll agreements may be limited in order to maintain the Company's status as a REIT or to avoid the imposition of tax on the Company. See "--Federal Income Tax Considerations."

     Reverse repurchase agreements and, to the extent consistent with the REIT Provisions of the Code, dollar roll agreements are, and are expected to continue to be, together with Mortgage Loan securitizations, the principal means of leveraging its Mortgage Assets. To the extent that reverse repurchase agreements or dollar roll agreements are not available to finance certain assets, the Company intends to finance such assets with loan agreements, lines of credit and other credit facilities with institutional lenders. The Company enters into reverse repurchase agreements with financially sound institutions, including broker-dealers, commercial banks and other lenders, which meet credit standards established by the Board of Directors. Upon repayment of a reverse repurchase agreement, or a repurchase pursuant to a dollar roll agreement, the Company pledges the same collateral promptly to secure a new reverse repurchase agreement or sells similar collateral pursuant to a new dollar roll agreement.

     Reverse repurchase and dollar roll agreements also require the Company to deposit additional collateral (a "margin call") or reduce its borrowings thereunder, if the market value of the pledged collateral declines. This may require the Company to sell Mortgage Assets to provide such additional collateral or to reduce the amount borrowed. If these sales were made at prices lower than the carrying value of the Mortgage Assets, the Company would experience losses. The Company seeks to maintain an equity cushion sufficient to provide liquidity in the event of interest rate movements and other market conditions affecting the market value of the pledged Mortgage Assets. However, there can be no assurance that the Company will be able to safeguard against being required to sell Mortgage Assets in the event of a change in market conditions. If the Company were forced to liquidate Mortgage Assets, there can be no assurance that it would be able to maintain compliance with the REIT Provisions of the Code regarding asset and source of income. See "--Federal Income Tax Considerations -Requirements for Qualification."

     SECURITIZATION

     The Company acquires and intends to accumulate Mortgage Loans for securitization as part of its investment strategy. The Manager, in its discretion, determines the quantity of Mortgage Loans sufficient for securitization (which will generally be at least $100 million), after discussions with potential underwriters, rating agencies and monoline insurers, if any are to be used, and an evaluation of the costs of securitization. Securitization is the process of pooling Mortgage Loans in a trust or other special purpose vehicle and issuing securities, such as CMOs, from the special purpose vehicle. The Company intends to securitize Mortgage Loans by issuing structured debt. Under this approach, for accounting purposes, the securitized Mortgage Loans will remain on the Company's balance sheet as assets and the debt obligations (I.E., the CMOs) will appear as liabilities, in contrast with off-balance sheet sale treatment. The proceeds of securitizations by the Company will be applied against preexisting borrowings (I.E., borrowings under reverse repurchase or dollar roll agreements). Issuing structured debt in this manner locks in less expensive, long-term, non-recourse financing that better matches the terms of the Mortgage Loans serving as collateral for such debt. Each series of Mortgage Securities created by securitization is expected to be fully payable from the collateral pledged to secure the series. Except upon a breach of the standard representations and warranties made by the Company when loans are securitized, the debt obligations created in the securitization will be non-recourse to the Company.

     To date, the Company has not completed a securitization. The Company anticipates that the proceeds from its securitizations will be available to acquire additional Mortgage Loans and other investments. Securitizations provide long-term financing and are not subject to margin calls if an increase in interest rates reduces the value of the underlying Mortgage Loans.

     The Company expects that its retained interests in the securitizations will be subordinated with respect to payments of principal and interest on the underlying Mortgage Loans to the classes of securities issued to investors in such securitizations. Accordingly, any losses incurred on the underlying Mortgage Loans will be applied first to reduce the remaining amount of the Company's retained interest, until reduced to zero. Thereafter, any further losses would be borne by investors or, if used, by the monoline insurers in such securitizations rather than the Company.

     Typically, in connection with the creation of a new Mortgage Loan securitization, the issuer generally will be required to enter into a master servicing agreement with respect to such series of Mortgage Securities with an entity acceptable to the Rating Agencies, that regularly engages in the business of servicing Mortgage Loans (the "Master Servicer"). If, in the future, the Company decides to service its own securitized Mortgage Loans, it will do so only in structures designed not to adversely affect the Company's REIT status.

     The Company intends to structure its securitizations so as to avoid the attribution of any "excess inclusion" income to the Company's stockholders. See "--Federal Income Tax Considerations--Taxation of Stockholders."

     INTEREST RATE RISK MANAGEMENT STRATEGY AND HEDGING ACTIVITIES

     The Company follows an interest rate risk management strategy to protect against the adverse effects of major interest rate changes. The Company's interest rate risk management strategy is formulated with the intent to offset the potential adverse effects resulting from the fixed rate nature or other rate adjustment limitations of its assets and changes in the short-term borrowing costs. The Company enters into hedging transactions which include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options and IOs. These instruments are used to hedge as much of the interest rate risk as the Manager determines is in the best interest of the Company's stockholders, given the cost of such hedges and the need to maintain the Company's status as a REIT. The Company has not established specific policies as to the extent of the hedging transactions in which it engages; however, the Independent Directors are responsible for reviewing the extent and effect of hedging activities at their regular meetings. The Manager may elect to have the Company bear a level of interest rate risk that could otherwise be hedged when the Manager believes, based on all relevant facts, that bearing such risk is advisable.

     Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. The business failure of a counterparty with which the Company has entered into a hedging transaction will most likely result in a default. The default of a counterparty with which the Company has entered into a hedging transaction may result in the loss of unrealized profits and force the Company to cover its resale commitments, if any, at the then current market price. Although generally the Company seeks to reserve for itself the right to terminate its hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the counterparty, and the Company may not be able to enter into an offsetting contract in order to cover its risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and the Company may be required to maintain a position until exercise or expiration, which could result in losses.

     The Company seeks to protect its investment portfolio against the effects of significant interest rate fluctuations and to preserve the net income flows and capital value of the Company. Specifically, the Company's asset acquisition and borrowing strategies are intended to offset the potential adverse effects resulting from the differences between fixed-rates or other limitations on coupon rate adjustment, such as interest rate caps, associated with its Mortgage Assets and the shorter term variable nature of the Company's related borrowings.

     The Company's hedging activities are intended to address both income and capital preservation. Income preservation refers to maintaining a stable spread between yields from Mortgage Assets and the Company's borrowing costs across a reasonable range of adverse interest rate environments. Capital preservation refers to maintaining a relatively steady level in the market value of the Company's capital across a reasonable range of adverse interest rate scenarios. To monitor and manage capital preservation risk, the Company measures the "duration" of its capital. The duration of capital is the expected change in the market value of the Company's capital caused by a 1% change in interest rate. To monitor duration and the related risks of fluctuations in the liquidation value of the Company's equity, the Company models the impact of various economic scenarios on the market value of the Company's Mortgage Assets, liabilities and hedging instruments.

     The Company believes its hedging activities will provide a level of income and capital protection against reasonable interest rate risks. However, no strategy can insulate the Company completely from such risks, and certain of the federal income tax requirements that the Company must satisfy to qualify as a REIT limit the Company's ability to hedge. The Company intends to monitor its hedging activity carefully and may have to limit its hedging strategies so that it does not realize excessive income from hedging activities or hold hedging instruments having excess value in relation to total assets, which would result in the Company's disqualification as a REIT or, in the case of excess hedging income, the payment of a penalty tax for failure to satisfy certain REIT income tests under the Code, provided such failure was for reasonable cause. See "--Federal Income Tax Considerations--Requirements for Qualification."

     Hedging activity involves transaction costs, and such costs can increase significantly as the period covered by such activity increases. Therefore, the Company may be prevented from effectively hedging all of its interest rate risk. Certain losses incurred in connection with hedging activities may be capital losses that would not be deductible to offset ordinary REIT income. In such a situation, the Company would have incurred an economic loss of capital that would not be deductible to offset the ordinary income from which dividends must be paid.

TYPES OF MORTGAGE ASSETS

     The Company has acquired, and intends to continue to acquire, the following types of investments subject to the operating restrictions described above in "--Operating Policies and Strategies."

     MORTGAGE LOANS

     The Company intends to acquire and accumulate fixed and adjustable-rate Mortgage Loans secured by first or second liens on single-family (one-to-four unit) residential, multi-family residential, commercial or other real property as part of its investment strategy.

     The Company may acquire Mortgage Loans directly from savings and loan associations, banks, mortgage bankers, home builders, insurance companies and other mortgage lenders which sell Mortgage Loans (collectively, "Mortgage Sellers"), which include originators, and entities holding Mortgage Loans originated by others throughout the United States, such as savings and loans associations, banks, mortgage bankers, home builders, insurance companies and other mortgage lenders. The Board of Directors of the Company has not established any limits upon the geographic concentration of Mortgage Loans to be acquired by the Company or the credit quality of the Mortgage Sellers.

     The Company may issue commitments ("Commitments") to purchase Mortgage Loans to Mortgage Sellers that follow policies and procedures that generally comply with FHLMC, FNMA and GNMA regulations and guidelines and with all applicable federal and state laws and regulations for loans secured by single-family residential properties. In addition, Commitments may be issued for Agency Certificates, Privately-Issued Certificates and Mortgage Loans. These Commitments will obligate the Company to purchase Mortgage Assets from the holders of the Commitment for a specific period of time, in a specific aggregate principal amount and at a specified price and margin over an index. Although the Company may commit to acquire Mortgage Loans prior to funding, all loans are expected to be fully funded prior to their acquisition by the Company. Following the issuance of Commitments, the Company will be exposed to risks of interest rate fluctuations similar to those risks on the Company's Mortgage Assets.

     The Mortgage Loans acquired by the Company will be held until a quantity sufficient for securitization has been accumulated. During the accumulation period, the Company is subject to risks of borrower defaults, bankruptcies, fraud losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under Mortgage Loans held by the Company, the Company bears the risk of loss of principal to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the Mortgage Loan. Also, during the accumulation period, the costs of financing and hedging the Mortgage Loans could exceed the interest income on the Mortgage Loans. No assurance can be given that any mortgage, fraud or hazard insurance will adequately cover a loss suffered by the Company.

     It is anticipated that each Mortgage Loan purchased will have a commitment for mortgage pool insurance from a monoline insurance company with a claims paying ability in one of the two highest rating categories of a Rating Agency. Mortgage pool insurance insures the payment of certain portions of the principal and interest on Mortgage Loans. In lieu of mortgage pool insurance, the Company may arrange for other forms of credit enhancement, such as letters of credit, subordination of cash flows, corporate guarantees, establishment of reserve accounts or over-collateralization. The Company expects that all Mortgage Loans to be acquired will be reviewed by a mortgage pool insurer or other qualified mortgage loan underwriter to ensure that the credit quality of the Mortgage Loans meets the insurer's guidelines, and the Company intends to rely primarily upon this credit evaluation rather than making its own independent credit review in determining whether to purchase a Mortgage Loan. Credit losses covered by the mortgage pool insurance policies or other forms of credit enhancement are restricted to the limits of their contractual obligations and may be lower than the principal amount of the Mortgage Loans. The mortgage pool insurance or credit enhancement will be issued when the Mortgage Loan is subsequently securitized, and the Company will be at risk for credit losses on that Mortgage Loan prior to its securitization.

     In addition to credit enhancement, the Company may obtain a commitment for special hazard insurance on the Mortgage Loans, if available at reasonable cost, to protect against casualty losses not usually covered by standard hazard insurance. This special hazard insurance does not cover losses during the accumulation period, but coverage commences at the time the Mortgage Loans are pledged as collateral for in a securitization. Accordingly, the risks associated with such special hazard losses exist only between the time the Company purchases a Mortgage Loan and the subsequent securitization.

     In connection with the Company's acquisition of Mortgage Loans, Mortgage Sellers generally make representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards, lack of encumbrances, enforceability, validity of the lien, recordation of the Mortgage Loans and as to the accuracy of information. In the event of a breach of these representations and warranties, the Mortgage Sellers may become liable for certain damages or be required to repurchase such loans. The Company will provide similar representations and warranties when the Company sells or pledges the Mortgage Loans as collateral for Mortgage Securities. Although the Company will have recourse to the Mortgage Sellers based on the its representations and warranties, the Company will be at risk for loss to the extent the Seller does not perform its repurchase obligations. If a Mortgage Loan becomes delinquent and, where there is mortgage pool insurance, the mortgage pool insurer is able to prove that there was fraud or misrepresentation in connection with the origination of the Mortgage Loan, the mortgage pool insurer will not be liable for the portion of the loss attributable to such fraud or misrepresentation.

     PASS-THROUGH CERTIFICATES

     The Company's investments in Mortgage Securities are concentrated in Pass-Through Certificates. The Pass- Through Certificates acquired by the Company will consist primarily of fixed and adjustable rate Agency Certificates and Privately-Issued Certificates and represent interests in Mortgage Loans primarily secured by liens on single-family residential, multi-family residential and commercial real properties, but also may be secured by liens on other types of real property.

     FHLMC CERTIFICATES. FHLMC is a privately-owned, government-sponsored enterprise created pursuant to an act of Congress. FHLMC purchases conventional conforming Mortgage Loans or participation interests therein and resells the loans and participations so purchased in the form of guaranteed, mortgage-backed securities. FHLMC guarantees to each holder of FHLMC certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder's PRO RATA share of the unpaid principal balance of the related Mortgage Loans, but does not guarantee the timely payment of scheduled principal of the underlying Mortgage Loans. The obligations of FHLMC under its guarantees are solely those of FHLMC and are not backed by the full faith and credit of the U.S. government. If FHLMC were unable to satisfy such obligations, distributions to holders of FHLMC certificates would consist solely of payments and other recoveries on the underlying Mortgage Loans and, accordingly, monthly distributions to holders of FHLMC certificates would be affected by delinquent payments and defaults on such Mortgage Loans.

     FHLMC certificates may be backed by pools of Mortgage Loans secured by single-family or multi-family residential properties. Such underlying Mortgage Loans may have original terms to maturity of up to 40 years. FHLMC certificates may pay interest at a fixed or adjustable rate. The interest rate paid on FHLMC adjustable rate mortgage ("ARM") certificates adjusts periodically within 60 days prior to the month in which the interest rates on the underlying Mortgage Loans adjust. The interest rates paid on FHLMC and adjustable rate mortgage ARM certificates issued under FHLMC's standard ARM programs adjust in relation to the Treasury Index. Other specified indices used in FHLMC ARM programs include the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco (the "11th District Index") and LIBOR. Interest rates paid on fully-indexed FHLMC ARM certificates equal the applicable index rate plus a specified number of basis points ranging typically from 125 to 250 basis points.

     FNMA CERTIFICATES. FNMA is a privately-owned, federally chartered corporation that provides funds to the mortgage market primarily by purchasing Mortgage Loans (with respect to residential properties) from local lenders, thereby replenishing their funds for additional lending. FNMA guarantees to each registered holder of a FNMA certificate that it will distribute amounts representing scheduled principal and interest at the rate provided by the FNMA certificate on the Mortgage Loans in the pool underlying the FNMA certificate whether or not received, and the full principal amount of any such Mortgage Loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of FNMA under its guarantees are solely those of FNMA and are not backed by the full faith and credit of the U.S. government. If FNMA were unable to satisfy such obligations, distributions to holders of FNMA certificates would consist solely of payments and other recoveries on the underlying Mortgage Loans and, accordingly, monthly distributions to holders of FNMA certificates would be affected by delinquent payments and defaults on such Mortgage Loans.

     FNMA certificates may be backed by pools of Mortgage Loans secured by single-family or multi-family residential properties. The original terms to maturities of the Mortgage Loans generally do not exceed 40 years. FNMA certificates may pay interest at a fixed rate or adjustable rate. Each series of FNMA ARM certificates bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and FNMA's guarantee fee. The specified index used in each such series has included the Treasury Index, the 11th District Index and LIBOR. Interest rates paid on fully-indexed FNMA ARM certificates equal the applicable index rate plus a specified number of basis points ranging typically from 125 to 250 basis points.

     GNMA CERTIFICATES. GNMA is a wholly-owned corporate instrumentality of the United States within the Department of Housing and Urban Development ("HUD"). GNMA guarantees the timely payment of the principal of and interest on certificates which represent an interest in a pool of mortgages insured by the United States Federal Housing Authority (the "FHA") and other loans eligible for inclusion in mortgage pools underlying GNMA certificates. GNMA certificates are general obligations of the U.S. government.

     GNMA certificates may pay a fixed or adjustable coupon rate. At present, most GNMA certificates issued under GNMA's standard ARM program adjust annually in relation to the Treasury Index. Interest rates paid on GNMA ARM certificates typically equal the index rate plus 150 basis points.

     PRIVATELY-ISSUED CERTIFICATES. Privately-Issued Certificates are structured similarly to Agency Certificates and are issued by originators of, and investors in, Mortgage Loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose subsidiaries of such institutions. Privately- Issued Certificates are usually backed by a pool of fixed or adjustable rate Mortgage Loans and are generally structured with one or more types of credit enhancement, including mortgage pool insurance or subordination. However, Privately- Issued Certificates are typically not guaranteed by an entity having the credit status of FHLMC, FNMA or GNMA.

     CMOS

     The Company may invest, from time to time, in adjustable rate and fixed rate CMOs issued by private issuers or FHLMC, FNMA or GNMA. CMOs are a series of bonds or certificates ordinarily issued in multiple classes, each of which consists of several classes with different maturities and often complex priorities of payment, secured by a single pool of Mortgage Loans, Pass-Through Certificates, other CMOs or other Mortgage Assets. Principal prepayments on collateral underlying a CMO may cause it to be retired substantially earlier than the stated maturities or final distribution dates. Interest is paid or accrues on all interest bearing classes of a CMO on a monthly, quarterly or semi-annual basis. The principal and interest on underlying Mortgage Loans may be allocated among the several classes of a series of a CMO in many ways, including pursuant to complex internally leveraged formulas that make the CMO class especially sensitive to interest rate or prepayment risk.

     CMOs may be subject to certain rights of issuers thereof to redeem such CMOs prior to their stated maturity dates, which may have the effect of diminishing the Company's anticipated return on its investment. Privately-issued single-family, multi-family and commercial CMOs are supported by private credit enhancements similar to those used for Privately-Issued Certificates and are often issued as senior-subordinated Mortgage Securities. The Company intends to only acquire CMOs or multi-class Pass-Through Certificates that constitute debt obligations or beneficial ownership in grantor trusts holding Mortgage Loans, or regular interests in REMICs, or that otherwise constitute Qualified Real Estate Assets (provided that the Company has obtained a favorable opinion of the Company's Special Tax Counsel or a ruling from the Service to that effect).

     MORTGAGE DERIVATIVES

     The Company may acquire Mortgage Derivatives, including IOs, Inverse IOs, Sub IOs and floating rate derivatives, as market conditions warrant. Mortgage Derivatives provide for the holder to receive interest only, principal only, or interest and principal in amounts that are disproportionate to those payable on the underlying Mortgage Loans. Payments on Mortgage Derivatives are highly sensitive to the rate of prepayments on the underlying Mortgage Loans. In the event of more rapid than anticipated prepayments on such Mortgage Loans, the rates of return on Mortgage Derivatives representing the right to receive interest only or a disproportionately large amount of interest, i.e., IOs would be likely to decline. Conversely, the rates of return on Mortgage Derivatives representing the right to receive principal only or a disproportionate amount of principal, i.e., POs would be likely to increase in the event of rapid prepayments.

     Some IOs in which the Company may invest, such as Inverse IOs, bear interest at a floating rate that varies inversely with (and often at a multiple of) changes in a specific index. The yield to maturity of an Inverse IO is extremely sensitive to changes in the related index. The Company also may invest in inverse floating rate Mortgage Derivatives which are similar in structure and risk to Inverse IOs, except they generally are issued with a greater stated principal amount than Inverse IOs.

     Other IOs in which the Company may invest, such as Sub IOs, have the characteristics of a Subordinate Interest. A Sub IO is entitled to no payments of principal; moreover, interest on a Sub IO often is withheld in a reserve fund or spread account to fund required payments of principal and interest on more senior tranches of Mortgage Securities. Once the balance in the spread account reaches a certain level, excess funds are paid to the holders of the Sub IO. These Sub IOs provide credit support to the senior classes and thus bear substantial credit risks. In addition, because a Sub IO receives only interest payments, its yield is extremely sensitive to the rate of prepayments (including prepayments as a result of defaults) on the underlying Mortgage Loans.

     IOs can be an effective hedging device because they generally increase in value as fixed rate Mortgage Securities decrease in value. The Company also may invest in other types of derivatives currently available in the market and other Mortgage Derivatives that may be developed in the future if the Manager determines that such investments would be advantageous to the Company. The Company does not intend to purchase REMIC residuals or other CMO residuals.

     SUBORDINATE INTERESTS

     The Company intends to retain a Subordinate Interest in the pools of Mortgage Loans it securitizes and to acquire Subordinate Interests in pools of Mortgage Loans securitized by others. The credit quality of Mortgage Loans, and the Mortgage Securities utilizing Mortgage Loans as the underlying collateral, depends on a number of factors, including their loan-to-value ratio, their terms and the geographic diversification of the location of the properties securing the Mortgage Loans and, in the case of multi-family and commercial properties, the creditworthiness of tenants.

     In a securitization, the principal of and interest on the underlying Mortgage Loans may be allocated among several classes of Mortgage Securities in many ways and the credit quality of a particular class depends primarily on its payment priority. In a typical securitization, the Subordinate Interests absorb losses from defaults or foreclosures on the Mortgage Loan collateral before such losses are allocated to senior classes, providing credit protection to more senior classes. As a result, Subordinate Interests carry significant credit risks. Subordinate Interests in a typical securitization are subject to a substantially greater risk of non-payment than more senior classes. Accordingly, Subordinate Interests are assigned lower credit ratings, or no rating at all. Neither the Subordinate Interests nor the underlying mortgages are guaranteed by agencies, or instrumentalities of the U.S. government.

     As a result of the typical "senior-subordinated" structure, Subordinate Interests will be extremely sensitive to losses on the underlying Mortgage Loans. For example, if the Company owns a $10 million Subordinate Interest in an issuance of Mortgage Securities consisting of $100 million of Mortgage Loan collateral, a 7% loss on the underlying Mortgage Loans will result in a 70% loss on the Subordinate Interest. Accordingly, the holder of the Subordinate Interest is particularly interested in minimizing the loss frequency (the percentage of the Mortgage Loan balances that default over the life of the Mortgage Loan collateral) and the loss severity (the amount of loss on a defaulted Mortgage Loan, I.E., the principal amount of the Mortgage Loan unrecovered after applying any recovery to the expenses of foreclosure and accrued interest) on the underlying Mortgage Loans. The loss frequency on a pool of Mortgage Loans will depend upon a number of factors, most of which will be beyond the control of the Company or the applicable Master Servicer.

     Many of the Subordinate Interests to be acquired by the Company will not have been registered under the Securities Act, but instead, will have initially been sold in private placements. Such unregistered Subordinate Interests will be subject to certain restrictions on resale and, accordingly, will have more limited marketability and liquidity. Although there are some exceptions, most issuers of multi-class Mortgage Securities elect to be treated, for federal income tax purposes, as REMICs. The Company intends to acquire only Subordinate Interests that are treated as regular interests in REMICs. Although the Company's strategy is to purchase Subordinate Interests at a price designed to return the Company's investment and generate a profit thereon, there can be no assurance that such goal will be met or that the Company's investment in a Subordinate Interest will be returned in full or at all.

     OTHER FIXED-INCOME ASSETS

     The Company may invest in fixed-income securities that are not Mortgage Assets, including securities issued by corporations or issued or guaranteed by the U.S. government or its agencies or instrumentalities, loan participations, emerging market debt, non-investment grade high yield corporate debt and collateralized bond obligations, denominated in U.S. dollars and foreign currencies. In connection with the Company's investment in such securities, particularly collateralized loan obligations and collateralized bond obligations, the Company may pay fees to unrelated third-party managers in addition to fees payable by the Company to the Manager. A portion of these assets will be securities which are included in the 30% Asset Group. The Company will invest no more than 5% of the assets in such fixed-income securities. However, the Board of Directors, with the approval of the Independent Directors, may determine to invest a larger percentage of the Company's assets in such fixed-income securities.

     The Company may invest in debt securities issued or guaranteed by foreign governments, including debt securities rated below investment grade. Obligations of governments of emerging market countries are often subject to, or may be adversely affected by, risks associated with political and economic uncertainty, fluctuations of currency exchange rates, lower levels of disclosure and regulation in foreign securities markets than in the United States, risks of nationalization, expropriation and confiscatory taxation, taxation of income earned in foreign nations or other taxes imposed with respect to investments in foreign nations, foreign exchange controls and uncertainties as to the status, interpretation and application of laws.

     The Company also may invest in non-investment grade high-yield corporate debt rated below investment grade, commonly known as "junk bonds." Junk bonds are generally unsecured, may be subordinated to other obligations of the issuer and generally have greater credit and liquidity risk than is typically associated with investment grade corporate obligations.

     The Company also may acquire interests in non-real estate loans. Such loan interests may be purchased either directly (by way of assignment from the selling institution) or indirectly (by way of the purchase of a participation interest from the selling institution). The purchaser of an assignment of an interest in a loan typically succeeds to all rights and obligations of the assigning selling institution and becomes a lender under the loan agreement. Participations typically result in a contractual relationship only with the selling institution, not with the borrower.

     In addition, the Company may invest in asset-backed securities which have structural characteristics similar to Mortgage Securities but relate to assets other than Mortgage Assets, including credit card, automobile and other receivables. Asset-backed securities may be rated or unrated and, if rated, may be above or below investment grade. They may bear coupons at a fixed or floating interest rate and also may be subject to prepayment risk.

THE MANAGEMENT AGREEMENT

     The Company has entered into a Management Agreement with the Manager for an initial term expiring on December 31, 2002. The Management Agreement continues automatically for successive three-year periods, provided such continuance is specifically approved by the Board of Directors, including a majority of the Independent Directors. The Management Agreement is terminable by either the Company, pursuant to a majority vote of the Independent Directors or a vote of the holders of 66 2/3% of the outstanding shares of Common Stock, or the Manager, without cause at any time upon 60 days' written notice to the other party. In addition, the Company has the right to terminate the Management Agreement upon the occurrence of certain specified events, including a breach by the Manager of any material provision contained in the Management Agreement. The Management Agreement also will terminate automatically in the event of its assignment (as defined in the Advisers Act), unless the assignment is consented to by the non-assigning party. The Manager has agreed that, during the term of the Management Agreement, it shall not serve as an investment adviser to any other publicly-traded mortgage REIT, or any additional private investment fund that invests primarily in Mortgage Assets and follows investment strategies and policies similar to those employed by the Company, without the prior written approval of the Independent Directors. In connection with such forbearance on the Manager's part, the Company has agreed that if the Company terminates the Management Agreement without cause or the Board of Directors fails to approve a continuation of the Management Agreement, or the Company engages another person to manage a portion of its assets or to manage assets internally with personnel other than those previously employed by the Manager, the Manager will be entitled to receive a "Non-Competition Payment" in an amount equal to the fair market value of the Management Agreement (without giving effect to any termination and assuming it is renewed in accordance with its terms), to be determined in accordance with the provisions of the Management Agreement.

     The Management Agreement does not impose a minimum time commitment that the Manager and its personnel must make in providing services to the Company. The ability of the Manager and its employees to engage in other business activities could reduce the time and effort spent by the Manager and its employees on the management of the Company.

     The Manager at all times is subject to the supervision of the Company's Board of Directors and has only such functions and authority as the Company delegates to it. The Manager is authorized to invest the assets of the Company according to the strategy set forth herein and with the written instructions of the Company's Board of Directors. The Manager is responsible for the day-to-day operations of the Company and performs (or causes to be performed) such services and activities relating to the assets and operations of the Company as may be appropriate, including, among other things:

          (i) serving as the Company's consultant with respect to formulation of investment criteria by the Board of Directors;

          (ii) advising the Company in connection with the purchase and commitment to purchase Mortgage Assets, the sale and commitment to sell Mortgage Assets, and the maintenance and administration of its portfolio of Mortgage Assets;

          (iii) arranging for the securitization of Mortgage Loans;

          (iv) furnishing reports and statistical and economic research to the Company regarding the Company's activities and the services performed for the Company by the Manager;

          (v) monitoring and providing to the Board of Directors on an ongoing basis price information and other data obtained from certain nationally recognized dealers that maintain markets in assets identified by the Board of Directors from time to time, and providing data and advice to the Board of Directors in connection with the identification of such dealers;

          (vi) providing executive and administrative personnel, office space and office services required in rendering services to the Company;

          (vii) administering the day-to-day operations of the Company and performing and supervising the performance of such other administrative functions necessary to the management of the Company as may be agreed upon by the Manager and the Board of Directors, including the collection of revenues and the payment of the Company's debts and obligations and maintenance of appropriate computer systems to perform such administrative functions;

        (viii) communicating on behalf of the Company with the holders of any equity or debt securities of the Company as required to satisfy the reporting and other requirements of any governmental bodies or agencies or trading markets and to maintain effective relations with such holders;

          (ix) to the extent not otherwise subject to an agreement executed by the Company, designating a servicer for Mortgage Loans purchased by the Company and arranging for the monitoring and administering of such servicer, including negotiating servicing agreements, collecting information and submitting reports pertaining to the Mortgage Loans and to monies remitted to the Manager or the Company;

          (x) counseling the Board of Directors in connection with policy decisions;

          (xi) engaging in hedging activities on behalf of the Company, consistent with the Company's status as a REIT;

         (xii) arranging financing of the type described under "--Operating Policies and Strategies--Capital and Leverage Policies;"

        (xiii) supervising compliance with the REIT Provisions of the Code and Investment Company Act requirements;

         (xiv) upon request by, and in accordance with the directions of, the Board of Directors, investing or reinvesting any monies of the Company;

          (xv) qualifying and causing the Company to qualify to do business in all applicable jurisdictions; and

         (xvi) causing the Company to retain qualified accountants and tax experts for at least a two-year period to assist in developing appropriate accounting procedures and testing systems and to conduct quarterly compliance reviews.

MANAGEMENT FEES

     The Manager receives an annual base management fee, payable monthly, as set forth below:

                                              Annual Base Management Fee
                                                  as a Percentage of
     AVERAGE STOCKHOLDERS' EQUITY            AVERAGE STOCKHOLDERS' EQUITY

      $0 to $500 million                     1.0%
      $500 million to $1 billion             $5 million plus 0.8% of amounts in
                                             excess of $500 million
      $1 billion or more                     $9 million plus 0.6% of amounts in
                                             excess of $1 billion


     The term "Average Stockholders' Equity" for any period means stockholders' equity, calculated in accordance with GAAP, excluding any mark-to-market adjustments of the investment portfolio.

     The Manager also is entitled to receive a quarterly incentive fee in an amount equal to 20% of the Net Income of the Company for the preceding fiscal quarter, in excess of the amount that would produce an annualized Return on Average Stockholders' Equity for such fiscal quarter equal to the Ten-Year U.S. Treasury Rate plus 1%. The term "Return on Average Stockholders' Equity" is calculated for any quarter by dividing the Company's Net Income for the quarter by its Average Stockholders' Equity for the quarter. For such fee calculations, the "Net Income" of the Company means the taxable income of the Company within the meaning of the Code, less capital gains and capital appreciation included in taxable income, but before the Manager's incentive fees and before deduction of dividends paid. The incentive fee payments to the Manager are computed before any income distributions are made to stockholders. As used in calculating the Manager's fee, the term "Ten-Year U.S. Treasury Rate" means the arithmetic average of the weekly yield to maturity for actively traded current coupon U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years) published by the Federal Reserve Board during a quarter, or, if such rate is not published by the Federal Reserve Board, published by any Federal Reserve Bank or agency or department of the federal government selected by the Company.

     The incentive fee payable to the Manager may create an incentive for the Manager to recommend investments with greater income potential, which generally are riskier or more speculative than would otherwise be the case if such fees did not include a "performance" component. Because the incentive fee is calculated and payable quarterly, the failure to achieve income over the Ten-Year U.S. Treasury Rate plus 1% in one quarter will not offset income in a subsequent quarter and the Manager is not required to repay any portion of the management fee as a result of losses in any quarter. Losses or gains in the value of the Company's portfolio will not affect the calculation of the incentive compensation, which is based on income. The Company values its portfolio on a mark-to-market basis in accordance with GAAP. The Manager regularly obtains third-party valuations of its portfolio securities from brokers-dealers making a market in the securities or from pricing services. These valuations are made available to the Board of Directors. The Board of Directors, with the approval of a majority of Independent Directors, is authorized to change the rate at which fees are payable to the Manager from time to time. The Manager will be reimbursed for out-of-pocket expenses paid to third parties on behalf of the Company.

     The management fees are payable in arrears. The Manager's base fee is calculated by the Manager as promptly as practicable after the month-end. The Manager's incentive fee and expenses are calculated by the Manager within 45 days after the end of each quarter. Such calculations shall be promptly delivered to the Company. The Company is obligated to pay such fees and expenses within 15 days after delivery of such calculation.

LIMITS OF RESPONSIBILITY

     Pursuant to the Management Agreement, the Manager does not assume any responsibility other than to render the services called for thereunder and shall not be responsible for any action of the Board of Directors in following or declining to follow its advice or recommendations. The Manager and its directors and officers is not be liable to the Company, any subsidiary of the Company, the Independent Directors, the Company's stockholders or any subsidiary's stockholders for acts performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the Management Agreement. The Company has agreed to indemnify the Manager and its directors and officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of the Manager not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement.

FEDERAL INCOME TAX CONSIDERATIONS

     GENERAL

     The Company will elect to become subject to tax as a REIT under the REIT Provisions of the Code for federal income tax purposes, commencing with the taxable year ending December 31, 1997. The Company currently expects that it will continue to operate in a manner that will permit the Company to maintain its qualification as a REIT. This treatment will permit the Company to deduct dividend distributions to its stockholders for Federal income tax purposes, thus effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to its stockholders in the form of dividends.

     There can be no assurance, however, that the Company will qualify as a REIT in any particular taxable year, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the circumstances of the Company. If the Company were not to qualify as a REIT in any particular year, it would be subject to federal income tax as a regular, domestic corporation, and its stockholders would be subject to tax in the same manner as stockholders of such corporation. In this event, the Company could be subject to potentially substantial income tax liability in respect of each taxable year that it fails to qualify as a REIT, and the amount of earnings and cash available for distribution to its stockholders could be significantly reduced or eliminated. In addition, the Company may be subject to a 4% federal excise tax to the extent the Company does not distribute 85% of its REIT ordinary income for such year and 95% of its REIT capital gain net income for such year.

     REQUIREMENTS FOR QUALIFICATION

     The following is a brief summary of certain technical requirements that the Company must meet on an ongoing basis in order to qualify, and remain qualified, as a REIT under the Code:

     STOCK OWNERSHIP TESTS. The capital stock of the Company must be transferable stock held, beginning with its January 1, 1998 taxable year, by at least 100 persons during at least 335 days of a taxable year of 12 months (or during a proportionate part of a taxable year of less than 12 months), and no more than 50% of the value of such capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of the taxable year. The President's budget proposal would require that no more than 50% of the vote or value of all classes of the Company's capital stock be owned by five or fewer individuals. This proposal would be effective for entities electing REIT status for taxable years beginning on or after the date of first committee action. If the Company did not know, or have reasons to know, that its capital stock was owned directly or indirectly, by five or fewer individuals, it will be treated as having more than five owners as long as it complied with Treasury regulations that provide rules on ascertaining actual ownership. Tax-exempt entities, other than private foundations, certain unemployment compensation trusts and certain charitable trusts generally are not treated as individuals for these purposes. These stock ownership requirements must be satisfied in the Company's second taxable year and in each subsequent taxable year. In addition, the Charter provides restrictions regarding the transfer of the Company's shares to assist in meeting the stock ownership requirements.

     ASSET TESTS. The Company must generally meet the following asset tests (the "REIT Asset Tests") at the close of each quarter of each taxable year:

          (a) at least 75% of the value of the Company's total assets must consist of Interests in Real Property (as defined below) regular or residual interests in a REMIC (except that, if less than 95% of the assets of a REMIC consists of real estate assets (determined as if the Company held such assets), the Company will be treated as holding directly its proportionate share of the assets of such REMIC), shares of other REITs, government securities, and temporary investments in stock or debt instruments during the one-year period following the Company's receipt of certain new capital cash, and cash items (the "75% Asset Test"). For purposes of the 75% Asset Test, the term "Interest in Real Property" includes an interest in Mortgage Loans (to the extent the principal balance of a mortgage does not exceed the fair market value of the associated real property), land and improvements thereon, such as buildings or other inherently permanent structures (including items that are structural components of such buildings or structures), a leasehold of real property, and an option to acquire real property (or a leasehold of real property); and

          (b) the value of securities held by the Company but not taken into account for purposes of the 75% Asset Test must not exceed (i) 5% of the value of the Company's total assets in the case of securities of any one issuer, or (ii) 10% of the outstanding voting securities of any such issuer. The President's budget proposal would limit the value of stock held by the Company in any one corporation to 10% of the value of all classes of stock of such corporation. This proposal would be effective with respect to stock acquired on or after the date of first committee action.

     The Company expects that any Subordinate Interests, IOs, Inverse IOs, and temporary investments that it acquires generally will be treated as qualifying assets for purposes of the 75% Asset Test, except to the extent that less than 95% of the assets of a REMIC in which the Company owns an interest consists of real estate assets and the Company's proportionate share of those assets includes assets that are nonqualifying assets for purposes of the 75% Asset Test. In addition, the Company does not expect that the value of any security of any one entity would exceed 5% of the Company's total assets, and the Company does not expect to own more than 10% of any one issuer's voting securities. The Company may purchase regular interests in a Financial Asset Securitization Investment Trust (a "FASIT") which will be treated as qualifying assets for purposes of the 75% Asset Test, except to the extent that less than 95% of the assets of a FASIT consists of real estate assets in which case the Company's proportionate share of the FASIT's nonqualifying assets will be treated as nonqualifying assets for purposes of the 75% Asset Test.

     The Company monitors the status of the assets that it acquires to assure compliance with the REIT Asset Tests and has represented that it will manage its portfolio to comply with such tests.

     If the Company should fail to satisfy the REIT Asset Tests at the end of a calendar quarter, such a failure would not cause it to lose its REIT status if
(i) it satisfied the REIT Asset Tests at the close of the preceding calendar quarter and (ii) the discrepancy between the value of the Company's assets and the REIT Asset Test requirements arose from changes in the market values of its assets and was not wholly or partly caused by the acquisition of one or more nonqualifying assets. If the condition described in clause (ii) of the preceding sentence was not satisfied, the Company still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose.

     GROSS INCOME TESTS. The Company must generally meet the following gross income tests (the "REIT Gross Income Tests") for each taxable year:

          (a) at least 75% of the Company's gross income must be derived from certain specified real estate sources including interest income on Mortgage Loans and gain from the disposition of Qualified Real Estate Assets or "qualified temporary investment income," (I.E., income derived from "new capital" within one year of the receipt of such capital) (the "75% Gross Income Test"); and

          (b) at least 95% of the Company's gross income must consist of the income which qualifies for the 75% Gross Income Test, as well as other interest and gains from the sale of stock or other securities (including certain interest rate swap or cap agreements, options, futures contracts, forward rate agreements, and similar financial instruments entered into to reduce the interest rate risk with respect to debt incurred to acquire Qualified Real Estate Assets) not held for sale in the ordinary course of business (the "95% Gross Income Test").

     For purposes of determining whether the Company complies with the 75% and 95% Gross Income Tests, gross income does not include gross income from "prohibited transactions." A "prohibited transaction" is one involving a sale of dealer property, other than foreclosure property. Net income from "prohibited transactions" is subject to a 100% tax. If the Company sells Mortgage Securities that it created through Mortgage Loan securitizations, the Company may recognize income that, if sufficient to cause the Company to be treated as a dealer in Mortgage Securities for federal income tax purposes, could constitute "prohibited transaction" income. See "--Taxation of the Company."

     Interest on obligations secured by mortgages or Interests in Real Property is qualifying income for purposes of the 75% Gross Income Test. Any amount includible in gross income with respect to a regular or residual interest in a REMIC or a regular interest in a FASIT generally is treated as interest on an obligation secured by a mortgage on real property. If, however, less than 95% of the assets of a REMIC or a FASIT consists of real estate assets (determined as if the Company held such assets), the Company will be treated as receiving directly its proportionate share of the income of the REMIC or the FASIT. In addition, if the Company receives interest income with respect to a mortgage loan that is secured by both real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date the Company purchased the mortgage loan, the interest income will be apportioned between the real property and the other property, which apportionment may cause the Company to recognize income that is not qualifying income for purposes of the 75% Gross Income Test.

     Most of the income that the Company recognizes with respect to its investments in Mortgage Loans is qualifying income for purposes of both the 75% and 95% Gross Income Tests. This generally includes interest, original issue discount, and market discount income that the Company derives from its investments in Subordinate Interests, IOs and Inverse IOs.

     The Company may originate or acquire Mortgage Loans and securitize such loans through the issuance of non-REMIC CMOs. As a result of such transactions, the Company will retain an equity ownership interest in the Mortgage Loans that has economic characteristics similar to those of a Subordinate Interest. In addition, the Company may resecuritize Mortgage Securities (or non-REMIC CMOs) through the issuance of non-REMIC CMOs, retaining an equity interest in the Mortgage Securities used as collateral in the resecuritization transaction. Such transactions will not cause the Company to fail to satisfy the Gross Income Tests. Further, the Company intends to structure such securitizations in a manner which does not result in treatment of the REIT or issuing entity as a "taxable mortgage pool."

     The Company may receive income that is nonqualifying income for either the 75% Gross Income Test or both the 75% and 95% Gross Income Tests. For example,
(i) the loan amount of a Mortgage Loan may exceed the value of the real property securing the loan, which will result in a portion of the income from the loan being classified as qualifying income for purposes of the 95% Gross Income Test, but not for purposes of the 75% Gross Income Test, (ii) the Company may hold an interest in a REMIC or in a FASIT less than 95% of the assets of which consist of real estate assets (determined as if the Company held such assets), in which case the Company's proportionate share of the income of the REMIC or FASIT may include income that is not qualifying income for purposes of the 75% or 95% Gross Income Tests and (iii) the Company may recognize foreign currency gain from non-dollar denominated loans which will not be qualifying income for purposes of the 75% and 95% Gross Income Tests.

     From time to time, the Company enters into hedging transactions with respect to one or more of its assets or liabilities. Such hedging transactions could take a variety of forms, including interest rate swap contracts, interest rate cap or floor contracts, forward contracts, and options. To the extent that the Company enters into a contract to hedge indebtedness incurred to acquire or carry real estate assets, any periodic income or gain from the disposition of such contract should be qualifying income for purposes of the 95% Gross Income Test, but not the 75% Gross Income Test. To the extent that the Company hedges its capital assets, it is not clear how the income from those transactions will be treated for purposes of the Gross Income Tests. The Company intends to structure its dollar roll transactions such that income or gain from such transactions will not cause it to violate the 75% and 95% Gross Income Tests.

     To ensure that the Company does not violate the REIT Gross Income Tests, certain hedging activities, the creation of Mortgage Securities through securitizations, and certain financing techniques may be conducted through one or more taxable subsidiaries of the Company. To avoid a violation of the REIT Asset Tests, the Company would own only nonvoting preferred and common stock of the taxable subsidiary (other entities and/or individuals would own all of the voting common stock) and the value of the Company's investment in such a subsidiary would be limited to less than 5% of the value of the Company's total assets at the end of each calendar quarter. The taxable subsidiary would not elect REIT status and would distribute only net after-tax profits to its stockholders, including the Company. The President's budget proposal effectively eliminates taxable subsidiaries for REITs as it limits the amount of stock that a REIT can own in any one corporation to 10% of the value of the classes of stock in the corporation. This proposal would be effective with respect to stock acquired on or after the date of first committee action.

     DISTRIBUTION REQUIREMENT

     In order to avoid subjecting its income to tax at regular corporate rates (without a deduction for dividends paid), the Company generally must distribute to its stockholders an amount equal to at least 95% of the Company's REIT taxable income before deductions of dividends paid, excluding net capital gain and certain non-cash income including original issue discount and cancellation of indebtedness income.

     The Company intends to make distributions to its stockholders to comply with the 95% Distribution Requirement. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require the Company to borrow funds or sell assets on a short-term basis to satisfy the 95% Distribution Requirement. The requirement to distribute a substantial portion of the Company's net taxable income could cause the Company to (i) sell assets in adverse market conditions, (ii) distribute amounts that represent a return of capital, or (iii) distribute amounts that would otherwise be spent on future investments or repayment of debt.

     TAXATION OF THE COMPANY

     In any year in which the Company qualifies as a REIT, the Company will generally not be subject to federal income tax on the portion of its REIT taxable income or capital gain which is distributed to its stockholders. The Company will, however, be subject to federal income tax at normal corporate income tax rates upon any undistributed taxable income or capital gain. Beginning with the Company's 1998 taxable year, stockholders will be entitled to a credit against their federal income tax for their allocable share of tax paid by the Company on undistributed long-term capital gains so designated in a notice by the Company (which are treated as having been distributed to and subject to tax in the hands of the stockholders).

     Notwithstanding its qualification as a REIT, the Company also may be subject to tax in certain other circumstances. If the Company fails to satisfy either the 75% or the 95% Gross Income Test, but nonetheless maintains its qualification as a REIT because certain other requirements are met, it generally will be subject to a 100% tax on the greater of the amount by which the Company fails either the 75% or the 95% Gross Income Test. The Company also will be subject to a tax of 100% on net income derived from a "prohibited transaction," and if the Company has (i) net income from the sale or other disposition of "foreclosure property" which is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to Federal income tax on such income at the highest corporate income tax rate. In addition, if the Company fails to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year and (ii) 95% of its REIT capital gain net income for such year, the Company would be subject to a 4% Federal excise tax on the excess of such required distribution over the amounts actually distributed during the taxable year, plus any undistributed amount of ordinary and capital gain net income from the preceding taxable year. The Company also may be subject to the corporate alternative minimum tax, as well as other taxes in certain situations not presently contemplated.

     Further, if the Company were to sell Mortgage Securities that it created through securitization of Mortgage Loans or to sell to customers Mortgage Assets or hedging instruments on a regular basis, there is a substantial risk that such assets would be deemed "dealer property" and that all of the profits from such sales would be subject to tax at the rate of 100% as income from prohibited transactions. Although the Company does not presently intend to make regular sales to customers of such Mortgage Securities or other assets, if this intention changes in the future, the Company intends that any such sales would be made through a taxable subsidiary formed for such purpose. Any such subsidiary would not be subject to this 100% tax, which is only applicable to REITs or Qualified REIT Subsidiaries. The Company (either directly or through Qualified REIT Subsidiaries or a taxable subsidiary) intends to enter into dollar roll transactions which will be structured such that income or gain from such transactions will not be subject to the 100% tax. The President's budget proposal effectively eliminates taxable subsidiaries as it limits the amount of stock a REIT can own in a corporation to 10% and the value of all classes of stock in the corporation.

     A "dealer" (as specially defined in Section 475 of the Code) generally is required to mark-to-market for tax purposes, I.E. treat as sold in a taxable transaction, securities which it holds at the end of each year, unless it identifies the securities as held for investment. Pursuant to proposed Treasury Regulations such a dealer is required to mark-to-market securities that are transferred in a securitization transaction unless the transferor expects to hold for investment each of the interests received. The Company intends to structure its activities in a manner which avoids (or, with respect to securities used in dollar roll financings, which substantially reduces or eliminates any potential negative impact of) the application to it of the mark-to-market rule. It should be noted that final Treasury Regulations may require a different treatment of Mortgage Loans or Mortgage Securities acquired for securitizations than provided in the proposed regulations, possibly with retroactive effect.

     If the Company fails to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, the Company would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at the regular corporate income tax rates and may be subject to a 4% federal excise tax. Distributions to stockholders in any year in which the Company fails to qualify as a REIT would not be deductible by the Company, nor would they generally be required to be made under the Code. Further, unless entitled to relief under certain other provisions of the Code, the Company also would be disqualified from re-electing REIT status for the four taxable years following the year during which it became disqualified.

     The Company monitors on an ongoing basis its compliance with the REIT requirements described above. To maintain its REIT status, the Company is required to limit the types of assets that the Company might otherwise acquire, or hold certain assets at times when the Company otherwise might have determined that the sale or other disposition of such assets would have been more prudent.

     INFORMATION REPORTING REQUIREMENTS AND BACKUP WITHHOLDING

     The Company reports to its U.S. stockholders and to the Service the amount of distributions paid during each calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, a stockholder may be subject to backup withholding at the rate of 31% with respect to distributions paid unless such holder (i) is a corporation or comes within certain other exempt categories and when required, demonstrates this fact or (ii) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with the applicable requirements of the backup withholding rules. A stockholder who does not provide the Company with his correct taxpayer identification number also may be subject to penalties imposed by the Service. Any amount paid as backup withholding will be creditable against the stockholder's income tax liability. In addition, the Company may be required to withhold a portion of capital gain distributions to any stockholders who fail to certify their nonforeign status to the Company. The Treasury Department has issued regulations regarding the backup withholding rules as applied to non-U.S. stockholders that unify and tighten current certification procedures and forms and clarify reliance standards but generally do not substantially alter the current system of backup withholding compliance. These regulations will be generally effective with respect to distributions made after December 31, 1998, subject to certain transition rules.

     STATE AND LOCAL TAXES

     The Company and its stockholders may be subject to state and local tax in various states and localities, including those states and localities in which it or they transact business, own property, or reside. The state and local tax treatment of the Company and its stockholders in such jurisdictions may differ from the federal income tax treatment described above. Consequently, prospective stockholders should consult their own tax advisors regarding the effect of state and local tax laws upon an investment in the Common Stock.

     REPURCHASE OF SHARES AND RESTRICTIONS ON TRANSFER

     Two of the requirements of qualification for the tax benefits afforded by the REIT Provisions of the Code are that (i) during the last half of each taxable year not more than 50% in value of the outstanding shares may be owned directly or indirectly by five or fewer individuals (the "5/50 Rule") and (ii) there must be at least 100 stockholders during 335 days of each taxable year of 12 months.

     So that the Company may meet these requirements at all times, the Charter prohibits any person from acquiring or holding, directly or indirectly, shares of Common Stock in excess of 9.8% in value or in number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of Common Stock of the Company. For this purpose, the term "ownership" is defined in accordance with the REIT Provisions of the Code and the constructive ownership provisions of Section 544 of the Code, as modified by Section 856(h)(1)(B) of the Code.

     For purposes of the 5/50 Rule, the constructive ownership provisions applicable under Section 544 of the Code attribute ownership of securities owned by a corporation, partnership, estate or trust proportionately to its stockholders, partners or beneficiaries, attribute ownership of securities owned by family members and partners to other members of the same family or partnership, treat securities with respect to which a person has an option to purchase as actually owned by that person, and set forth rules as to when securities constructively owned by a person are considered to be actually owned for the application of such attribution provisions (I.E., "reattribution"). Thus, for purposes of determining whether a person holds shares of Common Stock in violation of the ownership limitation set forth in the Charter, many types of entities may own directly more than the 9.8% limit because such entities' shares are attributed to its individual stockholders. On the other hand, a person will be treated as owning not only shares of Common Stock actually or beneficially owned, but also any shares of Common Stock attributed to such person under the attribution rules described above. Accordingly, under certain circumstances, shares of Common Stock owned by a person who individually owns less than 9.8% of the shares outstanding nevertheless may be in violation of the ownership limitations set forth in the Charter. Ownership of shares of the Company's Common Stock through such attribution is generally referred to as constructive ownership. The 100 stockholder test is determined by actual, and not constructive, ownership.

     The Charter further provides that any transfer of shares of Common Stock that would result in disqualification of the Company as a REIT or that would (a) create a direct or constructive ownership of shares of stock in excess of the Ownership Limit, or (b) from and after December 2, 1997 (the "One Hundred Stockholder Date"), result in the shares of stock being beneficially owned (within the meaning Section 856(a) of the Code) by fewer than 100 persons (determined without reference to any rules of attribution), or (c) result in the Company being "closely held" within the meaning of Section 856(h) of the Code, will be null and void, and the intended transferee (the "purported transferee") will acquire no rights to such shares. Any purported transfer of shares that would result in a person owning (directly or constructively) shares in excess of the Ownership Limit (except as otherwise waived by the Board of Directors) due to the unenforceability of the transfer restrictions set forth above will constitute "Excess Securities." Excess Securities will automatically be deemed to have been transferred by operation of law to a trust to be established by the Company for the exclusive benefit of a charitable organization, until such time as the trustee of the trust, which shall be a banking institution designated as trustee by the Company, which is unaffiliated with either the Company or the purported transferee, retransfers the Excess Securities. Subject to the Ownership Limit, Excess Securities may be transferred by the trust to any person (if such transfer would not result in Excess Securities) at a price not to exceed the price paid by the purported transferee, (the fair market value of the Excess Securities on the date of the purported transfer), at which point the Excess Securities will automatically cease to be Excess Securities. See "--Requirements for Qualification."

     Subject to certain limitations, the Board of Directors may increase or decrease the Ownership Limit. In addition, to the extent consistent with the REIT Provisions of the Code, the Board of Directors has the right, in its sole discretion, pursuant to the Company's Charter to waive the Ownership Limit for, and at the request of, a purchaser of the Common Stock. In connection with any such waiver, the Company may require that the stockholder requesting such a waiver enter into an agreement with the Company providing for the repurchase by the Company of shares from the stockholder under certain circumstances to ensure compliance with the REIT Provisions of the Code. Such repurchase would be at fair market value as set forth in the agreement between the Company and such stockholder. The consideration received by the stockholder in such repurchase might be characterized as the receipt by the stockholder of a dividend from the Company, and any stockholder entering into such an agreement with the Company should consult its tax advisor in connection with its entering into such an agreement.

     The Board of Directors has waived the Ownership Limit for a group of mutual funds advised by Franklin Mutual Advisers, Inc. and their Affiliates, and such mutual funds have entered into an agreement with the Company which imposes certain restrictions on the sale and transfer of the shares held, beneficially or constructively by the mutual funds. The mutual funds have agreed not to acquire more than 17.5% of the Company's outstanding shares of Common Stock. This waiver of the Ownership Limit applies only to such funds and their Affiliates. Any subsequent transferee of the shares held by such funds and their Affiliates will be subject to the Ownership Limit, unless specifically exempted by the Company's Board of Directors.

     Every owner of more than five percent (or such lower percentage as required by the Code or the regulations promulgated thereunder) of all classes or series of the Company's stock, within 30 days after the end of each taxable year, is required by the Company's Charter to give written notice to the Company stating the name and address of such owner, the number of shares of each class and series of stock of the Company beneficially owned and a description of the manner in which such shares are held. Each such owner shall provide to the Company such additional information as the Company may request in order to determine the effect, if any, of such beneficial ownership on the Company's status as a REIT and to ensure compliance with the ownership limitations.

     The provisions described above may inhibit market activity and the resulting opportunity for the holders of the Company's Common Stock to receive a premium for their shares or warrants that might otherwise exist in the absence of such provisions.

EMPLOYEES

     At December 31, 1997, the Company had six employees. The Manager employs the four executive officers of the Company and eleven additional employees.


ITEM 2.  PROPERTIES.

     The Company's executive offices are located at the offices of the Manager at 51 John F. Kennedy Parkway, Short Hills, New Jersey 07078.


ITEM 3.  LEGAL PROCEEDINGS.

     Except as described below, there have been no material administrative, civil or criminal actions against the Company or its executive officers.

     On November 29, 1993, Michael L. Smirlock, the Chief Executive Officer of the Company and the Manager, consented to the entry of the Order issued pursuant to Sections 203(f), 203(k) and 206(2) (the anti-fraud provisions) of the Advisers Act against him by the Commission in connection with certain securities transactions executed between December 1992 and February 1993 while Mr. Smirlock was Chief Investment Officer for GSAM. The Commission found that Mr. Smirlock caused and aided and abetted violations of the Advisers Act by (i) causing to be executed a series of purchase transactions in Mortgage Securities for which he failed to prepare promptly order tickets allocating the securities to specific client accounts and (ii) causing to be executed two Mortgage Securities transactions between client accounts without obtaining independent evaluations of the prices at which he instructed the transactions to be executed in order to ensure that the best price and execution were obtained for the clients. The Commission found that Mr. Smirlock caused and aided and abetted violations of these recordkeeping provisions by failing to write tickets allocating trades on the days the trades were executed. The Commission (i) ordered Mr. Smirlock to cease and desist from committing or causing any violation of the provisions of the Advisers Act set forth in the Order, (ii) suspended him from association with any broker, dealer, investment adviser, investment company or municipal securities dealer for a three-month period and (iii) required him to pay a penalty of $50,000. Contemporaneously with the entry of the Order, Mr. Smirlock submitted an Offer of Settlement to the Commission, which the Commission accepted, in which he consented to the Commission's entry of the Order, without admitting or denying the findings set forth therein. GSAM had become aware of serious violations of its internal compliance policies and reported these violations to the Commission. In March 1993, following its report to the Commission, GSAM suspended Mr. Smirlock's trading activities. Mr. Smirlock resigned from GSAM and Goldman, Sachs & Co. effective November 30, 1993. No limitations are imposed on Mr. Smirlock's activities in his roles at the Manager and the Company in light of this proceeding and the Order.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     (a) Price Range of Common Stock.

     The Common Stock began trading on the New York Stock Exchange on November 27, 1997 under the symbol "LMM." Prior to such date, no public market for the Registrant's Common Stock existed. As of March 16, 1998, the Company had 20,044,999 shares of Common Stock issued and outstanding, which were held by 51 holders of record and approximately 2,265 beneficial owners.

     The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of Common Stock.

                                                                           STOCK PRICES
                                                                     HIGH        LOW       CLOSE
1997
     Fourth Quarter (commencing November 27, 1997).............     $14.94      $13.56     $14.50

1998
     First Quarter (through March 16, 1998)....................    $17.125     $14.125     $16.50

                                                               Cash Dividends
                                                             DECLARED PER SHARE
1997
     Fourth Quarter...................................             $0.13


     The Company intends to distribute substantially all of its taxable income (which generally does not ordinarily equal net income as calculated in accordance with GAAP) to its stockholders each year to maximize the tax benefits of its REIT status. The Company intends to make distributions on the Common Stock quarterly. To the extent necessary to maintain its qualification as a REIT, for any year the Company will make a fifth special distribution. The distribution policy is subject to revision, and all distributions will be made by the Company, at the discretion of the Board of Directors, and distributions will depend on, among other things, the taxable earnings of the Company, the financial condition of the Company, maintenance of REIT status and such other factors as the Board of Directors deems relevant.

     The Company has adopted a Dividend Reinvestment and Direct Purchase Plan which will allow stockholders to reinvest their dividends automatically in additional shares of Common Stock.

     (b) Use of Proceeds of Initial Public Offering and Sales of Unregistered Stock

Effective Date of the Company's Registration Statement:          November 25, 1997

Commission File Number:                                          333-35673

Date the Offering Commenced:                                     November 26, 1997

Names of Managing Underwriters:                                  Bear, Stearns & Co. Inc.; Friedman, Billings, Ramsey & Co.,
                                                                 Inc.; EVEREN Securities, Inc., and Stifel, Nicolaus & Company
                                                                 Incorporated.

Class of Securities Registered:                                  Common Stock

Amount registered:                                               17,250,000 shares of Common Stock (including 2,250,000 shares subject to over-allotment option).

Amount sold:                                                     15,000,000 shares of Common Stock

Aggregate price of offering amount registered:                   $258,750,000

Aggregate offering price of amount sold:                         $225,000,000

Expenses:                                                        The expenses incurred for the Company's account in connection with the offering are as follows:


Underwriting Discounts and Commissions                                                                 $15,187,500
Finders Fees                                                                                                    $0
Expenses Paid to or for Underwriters                                                                            $0
Other Expense                                                                                           $3,177,295
                                                                                                        ----------
Total Expenses                                                                                         $18,364,795
                                                                                                       ===========

     None of the expenses of the offering consisted of direct or indirect payments to (i) directors, officers, general partners or affiliates of the Company, (ii) persons owning 10 percent or more of any class of equity securities of the Company, or (iii) affiliates of the Company.

Net Proceeds to the Company: The net proceeds to the Company from the offering, after deducting the total expenses described above, were $281,860,195. All of the net proceeds of the offering have been used to purchase Mortgage Assets, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition."

     (c) On December 2, 1997, the Company completed private placements of a total of 5,013,999 shares of Common Stock at an offering price of $15.00 per share. Of such 5,013,999 shares of Common Stock, 1,014,000 shares were sold to certain directors, officers, employees and affiliates of the Company and the Manager, 3,333,333 shares were sold to certain mutual funds advised by Franklin Mutual Advisers Inc. and 666,666 shares were sold to a broker-dealer. All of the foregoing shares were sold without registration under the Securities Act, in reliance on the exemption provided by Section 4(2) thereof. Bear, Stearns & Co. Inc. acted as placement agent in connection with such sales for which it received a fee of $1,500,000.

ITEM 6.    SELECTED FINANCIAL DATA

     The financial data set forth below should be read in conjunction with the Financial Statements of the Company and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

     Period from November 26, 1997 to December 31, 1997 (dollars in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
     Days in period...........................................................           36
     Interest income..........................................................     $ 10,889
     Interest expense.........................................................        8,489
                                                                                 -------------------
     Net interest income......................................................        2,400
     Gain on sale of Mortgage Securities......................................          588
     General and administrative expenses (G&A expense)........................          416
                                                                                        ----
     Net income...............................................................      $ 2,572
                                                                                 ====================
     Net income per share.....................................................        $0.13
     Dividends declared per share.............................................         0.13
BALANCE SHEET DATA AT DECEMBER 31, 1997:
     Mortgage-Backed Securities...............................................  $ 3,568,232
     Total assets.............................................................    3,793,239
     Repurchase agreements....................................................    2,747,061
     Total liabilities........................................................    3,510,805
     Stockholders' equity.....................................................      282,434
     Number of common shares outstanding......................................   20,019,999
OTHER DATA:
     Total assets at December 31, 1997........................................  $ 3,793,239
     Borrowings at December 31, 1997..........................................    2,747,061
     Equity at December 31, 1997..............................................      282,434
     Yield on interest earning assets at December 31, 1997....................         6.95%
     Cost of funds on interest bearing liabilities at December 31, 1997(1)....         5.95%
     Interest rate spread.....................................................         1.00%
     Efficiency ratio (G&A expense/net interest income).......................        17.31%
ANNUALIZED FINANCIAL RATIOS(2):
     Net interest margin (net interest income/end of period total assets).....         0.64%
     G&A expense as a percentage of end of period assets......................         0.11%
     G&A expense as a percentage of end of period equity......................         1.49%
     Return on end of period assets...........................................         0.69%
     Return on end of period equity...........................................         9.23%

--------
(1)      Excluding cash and cash equivalents.

(2) Each ratio has been computed by annualizing the results for the 36-day period ended December 31, 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


     The following discussion should be read in conjunction with the Company's financial statements and the notes thereto.

GENERAL

     The Company was organized in September 1997 and commenced operations on November 26, 1997, upon receipt of the proceeds of the initial public offering and the private placements. The Company's day-to-day operations are managed by the Manager, subject to the supervision of the Board of Directors. The Manager and its investment professionals have no prior experience in managing a REIT, and specialize in managing investments in Mortgage Securities for institutions and other sophisticated investors.

     The Company seeks to generate net income for distribution to stockholders from the spread between the interest income earned on its investment portfolio and the costs of borrowing to finance the portfolio. The Company's results of operations are affected by various factors, many of which are beyond the control of the Company, including the availability of opportunities for the acquisition of assets, the level and volatility of interest rates, conditions in the financial markets and other economic conditions.

     The Company has elected to qualify as a REIT under the Code and, as such, is required to distribute at least 95% of its taxable income annually, subject to certain adjustments. Cash for such distributions is expected to be generated from the Company's operations, although the Company also may borrow funds to make distributions.

     The Company may experience high volatility in net interest income from quarter to quarter and year to year, primarily as a result of fluctuations in interest rates, borrowing costs, reinvestment opportunities and prepayment rates. Because changes in interest rates may significantly affect the Company's activities, the operating results of the Company will depend, in large part, upon the ability of the Company to manage its interest rate, prepayment and credit risks, while effectively maintaining its status as a REIT.

     Since its commencement of operations, the Company has been in the process of acquiring Mortgage Assets. Therefore, the operating results of the Company reflected in the financial statements included in this Form 10-K should be interpreted in light of this acquisition process and are not necessarily representative of what they may be in the future.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 1997

     The Company's 1997 fiscal year commenced with the beginning of its operations on November 26, 1997. The 36-day period from November 26, 1997 to December 31, 1997 is referred to as the "period ended December 31, 1997."

     Net income. For the period ended December 31, 1997, the Company's net income was $2,572,404, or $0.13 per share, based on 20,019,999 shares outstanding.

     Net interest income. Net interest income for the period ended December 31, 1997 totaled $2,399,546. Net interest income is comprised of the interest income earned on the Company's Mortgage Assets less interest expense from borrowings.

     Gain on sale of securities. The Company recorded a gain on sale of securities of $588,289.

     General and administrative expenses. The Company incurred general and administrative expenses of $415,431, consisting of management fees paid to the Manager of $232,858, incentive fees paid to the Manager of $94,992 and professional and other miscellaneous fees.

     The unannualized return on end of period equity for the period ended December 31, 1997 was 0.91%.

     For the period ended December 31, 1997, the Company's taxable income was $2,602,600, or $0.13 per average share outstanding. As a REIT, the Company is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 95% of its taxable income for each year by the time it files its applicable tax return and, therefore, generally passes through substantially all of its earnings to stockholders without paying federal income tax at the corporate level. The Company declared and paid a dividend of $0.13 per share for its first quarter of operations.

     The following table reflects the balance for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities with the corresponding effective rate of interest as of December 31, 1997:

                             BALANCE AND RATE TABLE

                                             BALANCE           EFFECTIVE RATE(1)
Interest earning assets:
Mortgage Securities
Agency certificates                       $3,463,844,332            6.88%
Privately-issued certificates                100,448,935            8.20%
Non-mortgage securities                       48,721,182            9.69%
                                          --------------         ---------
Sub-total                                 $3,613,014,449            6.95%
Cash and cash equivalents                     82,830,664            5.93%
                                          ==================     =========
                                          $3,695,845,113
Interest bearing liabilities:
  Borrowings                               2,747,060,588            5.95%
Net interest earning assets and spread      $948,784,525            1.00%

-----------------------------

(1)      Average yield to maturity weighted by amortized cost.

FINANCIAL CONDITION

     Of the Company's Mortgage Assets at December 31, 1997, $4,397,434,416 were Mortgage Securities and $52,221,550 were emerging market bonds. Agency Certificates comprised the majority of the Mortgage Securities ($3,995,168,890), while Privately-Issued Certificates totaled $402,265,526. All of the mortgage assets underlying such Mortgage Securities were secured with a first lien position on the underlying single family properties. All of the Mortgage Securities would be classified within the 70% Asset Group.

     Mortgage Securities and premium balances are amortized as a decrease in interest income over the life of premium Mortgage Securities. At December 31, 1997, the Company's balance sheet indicates $865,430,317 total unamortized discount (the difference between the remaining principal value and the current historical amortized cost of Mortgage Securities acquired at a price below principal value) and $28,788,800 total unamortized premium (the difference between the remaining principal value and the current historical amortized cost of Mortgage Securities acquired at a price above principal value).

     Mortgage principal repayments received were $0 for the period ended December 31, 1997, which equals a coupon prepayment rate ("CPR") of 0%.

     The aggregate outstanding principal amount of the Mortgage Securities was $4,397,434,416, the weighted average coupon rate was 6.16% and the weighted average yield 6.95% (weighted by amortized cost).

     At December 31, 1997, the Company had entered into three interest rate swap agreements having an aggregate notional balance of $1,035,000,000 and a weighted average remaining term of fifteen years. In accordance with these agreements, the Company will pay a fixed rate of interest during the term of these agreements and receive a payment that varies monthly with the one-month LIBOR index. As of December 31, 1997, the average cost of the Company's borrowings was 5.15%, which does not include the effect of the interest rate swap agreements which became effective in January 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has not established, and currently does not intend to establish, any permanent lines of credit. The Company has obtained, and believes that it will be able to continue to obtain, short-term financings in amounts and at interest rates consistent with the Company's financing objectives.

     The Company sold 15,000,000 shares of its common stock in its initial public offering and an additional 5,019,999 shares of its common stock in private placements, resulting in net proceeds to the Company of $281,860,195.

     To date, the Company's debt has consisted entirely of reverse repurchase agreements, which are borrowings secured by the market value of the Company's Mortgage Assets. At December 31, 1997, the Company had outstanding repurchase agreements aggregating $2,747,060,588, with a weighted average borrowing rate of 5.95% and a weighted average remaining maturity of 14 days. At December 31, 1997, Mortgage Assets pledged had an estimated fair value of $2,839,467,729.

     The Company has a Dividend Reinvestment and Direct Purchase Plan (the "Plan") designed to provide a convenient and economical way for existing stockholders to automatically reinvest their dividends in additional shares of the Company's common stock and to purchase additional shares at a discount to the current market price of the common stock, as defined in the Plan. To date, the Company has not issued any shares of common stock under the Plan.

INFLATION

     Virtually all of the Company's assets and liabilities are financial in nature. As a result, interest rates are expected to influence the Company's performance more directly than inflation. While changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates, interest rates ordinarily increase during periods of high or increasing inflation and decrease during periods of low or declining inflation. Accordingly, management believes that the Company's financial condition or results of operations will be influenced by inflation to the extent interest rates are affected by inflation.

CERTAIN ACCOUNTING POLICIES AND PROCEDURES

     MORTGAGE SECURITY ACCOUNTING TREATMENT

     Substantially all of the Company's Mortgage Securities are classified for accounting purposes as "available-for- sale investments," and, accordingly, the Company uses the fair value method to value such Mortgage Securities. Unrealized gains and losses on Mortgage Securities are excluded from earnings and reported on a separate component of stockholders' equity.

     MORTGAGE LOAN ACCOUNTING TREATMENT

     Substantially all of the Company's Mortgage Loans will be classified for accounting purposes as "held for long-term investment," and accordingly, the Company will use amortized cost to value such Mortgage Loans. Holding the Mortgage Loans as investments allows the Company to record income as interest is earned.

     TAXABLE INCOME AND GAAP INCOME

     Taxable income differs from GAAP income for certain reasons. Certain Mortgage Securities and Mortgage Derivatives will be marked-to-market for GAAP, but not for tax purposes. Interest income differs due to different methods of calculating the rate of amortization of the premium or discount when Mortgage Securities are acquired at a price above or below the stated principal amount of the underlying Mortgage Loans. Treatment of credit losses may differs between tax and GAAP methods because the Company may take credit provisions in order to make reserves for credit losses, whereas only actual credit losses would be deducted in calculating taxable income. To date, the Company has not suffered any credit losses or established any credit provisions, General and administrative expenses may differ due to differing treatment of leasehold amortization and other items. To date, the Company does not have any assets requiring leasehold amortization or other items which would cause such differences. The Company's largest expense will likely be the cost of borrowed funds. Interest expense generally will be calculated in the same manner for GAAP and tax purposes.

     These distinctions are relevant to the Company's stockholders because distributions are based on taxable income as is the incentive fee paid to the Manager. The Company generally will not pay federal taxes so long as it meets the requirements of the REIT Provisions of the Code and makes distributions to stockholders in an amount equal to its taxable income.

     OTHER MATTERS

     The Company calculates its Qualified REIT Assets as defined in the Code to be 100% of its total assets, compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 100% of its revenue qualifies for the 75% Income Test and 100% of its revenue qualifies for the 95% Income Test under the REIT Provisions of the Code. Furthermore, the Company's revenues during the period ended December 31, 1997 subject to the 30% income limitation under the REIT Provisions of the Code total 6% of the Company's revenues. The Company also met all REIT requirements regarding the ownership of its common stock and the distribution of its net income. Therefore, the Company believes that it will qualify as a REIT under the Code.

     The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. If the Company were to become regulated as an investment company, its use of leverage would be substantially reduced. To be exempted from regulation under the Investment Company Act, the Company must maintain at least 55% of its assets directly in Qualifying Interests as defined under the Investment Company Act. As of December 31, 1997, the Company was in compliance with this requirement.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those described below:

     * The Company was organized in September 1997 and has a limited operating history.

     * The Manager has conflicts of interest, including those arising from the Manager's management of the accounts of its other clients and the fact that the Manager is entitled to receive an incentive fee that may encourage speculative investments.

     * On November 29, 1993, the Chief Executive Officer of the Company and the Manager consented to the entry of a cease-and-desist order issued against him by the Commission arising out of trading activities in Mortgage Securities.

     * The Company is totally reliant on the Manager, which has significant operating discretion, including as to the Company's operating policies and strategies.

     * Interest rate fluctuations may decrease or eliminate net income from the Company's investments.

     * The Company's investments are highly leveraged; there are no limitations on the Company's borrowings.

     * The Company can suffer significant losses on investments in IOs, Sub IOs, Inverse IOs and other Mortgage Derivatives from rapid prepayments during periods of interest rate declines.

     * The Company invests in non-real estate assets, including non-investment grade high yield corporate debt that experiences high default rates, credit losses and liquidity risks.

     * The Company engages in complex hedging strategies and has no significant credit risk or hedging policies.

     * The Company purchases Mortgage Loans and non-guaranteed Mortgage Securities that are subject to credit risks; credit losses will reduce or eliminate the values of and income from such Mortgage Assets.

     * Stockholders will be subject to significant potential dilution from future equity offerings of the Company.

     * Failure to maintain REIT status would subject the Company to corporate tax and an excise penalty tax and would reduce earnings and cash available for distribution to stockholders.

     * The Board of Directors determines the Company's operating policies and strategies which may be changed without stockholder consent.

     * The Company is subject to the risk of possible environmental liabilities.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon are set forth on pages F-1 through F-12 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 as to directors and executive officers of the Company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the headings "Election of Directors" and "Management of the Company."

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the heading "Executive Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the heading "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the heading "Certain Relationships and Related Transactions."


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report on Form 10-K:

     1.   Financial Statements.

     2. Schedules to Financial Statements: All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company's Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

     3.   Exhibits: See "Exhibit Index."

(b) A Current Report on Form 8-K was filed by the Registrant on December 17, 1997 reporting the declaration of a year-end dividend.

                                    GLOSSARY

     As used in this document, the capitalized and other terms listed below have the meanings indicated.

     "Advisers Act" means the Investment Advisers Act of 1940, as amended.

     "Affiliate" means, when used with reference to a specified person, (i) any person that directly or indirectly controls or is controlled by or is under common control with the specified person, (ii) any person that is an officer of, partner in or trustee of, or serves in a similar capacity with respect to, the specified person or of which the specified person is an officer, partner or trustee, or with respect to which the specified person serves in a similar capacity, and (iii) any person that, directly or indirectly, is the beneficial owner of 5% or more of any class of equity securities of the specified person or of which the specified person is directly or indirectly the owner of 5% or more of any class of equity securities.

     "Agency Certificates" means FHLMC Certificates, FNMA Certificates and GNMA Certificates.

     "ARM" means a Mortgage Loan or any mortgage loan underlying a Mortgage Security that features adjustments of the underlying interest rate at predetermined times based on an agreed margin to an established index. An ARM is usually subject to periodic and lifetime interest rate and/or payment caps.

     "Average Stockholders' Equity" means, for any period, stockholders' equity, calculated in accordance with GAAP, excluding any mark-to-market adjustments of the investment portfolio.

     "Board of Directors" means the Board of Directors of the Company.

     "Bylaws" means the Bylaws, as amended, of the Company.

     "Charter" means the Articles of Incorporation, as amended, of the Company.

     "CMOs" means fixed- or adjustable-rate debt obligations (bonds) that are collateralized by Mortgage Loans or other Mortgage Assets. Such bonds may be issued by U.S. government agencies or private issuers in one or more classes with fixed or variable interest rates, maturities and degrees of subordination which are characteristics designed for the investment objectives of different bond purchasers.

     "Code" means the Internal Revenue Code of 1986, as amended.

     "Commission" means the Securities and Exchange Commission.

     "Commitments" means commitments issued by the Company which will obligate the Company to purchase Mortgage Assets from, or sell them to, the holders of the commitment for a specified period of time, in a specified aggregate principal amount and at a specified price.

     "Common Stock" means shares of the Company's common stock, $.001 par value per share.

     "Company" means LASER Mortgage Management, Inc., a Maryland corporation.

     "dealer property" means assets such as Mortgage Securities that the Company creates through securitization of Mortgage Loans or Mortgage Assets or hedging instruments in which any of the profits made from selling such assets would be subject to tax at the rate of 100% as income from prohibited transactions.

     "11th District Index" means the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco.

     "excess inclusion" means taxable income that is generated by the Mortgage Assets constituting a "taxable mortgage pool" under regulations to be issued by the Treasury Department.

     "Excess Securities" means shares of the Company owned by a person (directly or indirectly) in excess of the Ownership Limit due to the unenforceability of transfer restrictions.

     "Excess Shares" means any shares of Common Stock owned or purchased by any of the Funds aggregating in excess of 9.8% of the outstanding voting stock of the Company.

     "FASIT" means a Financial Asset Securitization Investment Trust.

     "FHA" means the U.S. Federal Housing Administration.

     "FHLMC" means the Federal Home Loan Mortgage Corporation.

     "FHLMC Certificates" means mortgage participation certificates issued by FHLMC, either in certificated or book-entry form. An FHLMC ARM Certificate is an FHLMC Certificate collateralized by adjustable-rate FHLMC Certificates.

     "55% Requirement" means the requirement under the Investment Company Act that the Company must, among other things, maintain at least 55% of its assets in Qualifying Interests in order to qualify for an exemption from the provisions of the Investment Company Act.

     "5/50 Rule" means that, for the Company to maintain its qualification as a REIT, during the last half of each taxable year, not more than 50% in value of its outstanding shares may be owned directly or indirectly by five or fewer individuals.

     "FNMA" means the Federal National Mortgage Association.

     "FNMA Certificates" means guaranteed mortgage-pass-through certificates issued by FNMA either in certified or book-entry form. An FNMA ARM Certificate is an FNMA Certificate collateralized by adjustable-rate FNMA Certificates.

     "GAAP" means generally accepted accounting principles.

     "GAAP income" means income calculated according to GAAP.

     "GNMA" means the Government National Mortgage Association.

     "GNMA Certificates" means fully modified pass-through mortgage backed certificates guaranteed by GNMA and issued either in certificated or book-entry form. A GNMA ARM Certificate is a GNMA Certificate collateralized by adjustable-rate GNMA Certificates.

     "GSAM" means Goldman Sachs Asset Management.

     "Independent Directors" means those directors that are not affiliated, directly, or indirectly, with the Company or the Manager, whether by ownership of, ownership interest in, employment by, any material business or professional relationship with, or serving as an officer or director of the Company or the Manager or an affiliated business entity of the Company or the Manager.

     "Inverse IOs" means IOs that bear interest at a floating rate that varies inversely with (and often at a multiple of ) changes in a specified index.

     "Investment Company Act" means the Investment Company Act of 1940, as amended.

     "Interest-only security" or "IO" means a type of Mortgage Security which receives a portion of the interest payments from an underlying pool of Mortgage Loans but will receive little or no principal payments and hence will have little or no face value.

     "Management Agreement" means the agreement by and between the Company and the Manager whereby the Manager agrees to perform certain services to the Company in exchange for certain fees.

     "Manager" means Laser Advisers, Inc., a Delaware corporation.

     "margin call" means additional collateral that the Company would be required to deposit due to potential reverse repurchase and dollar roll agreements.

     "Master Servicer" means an entity that will administer and supervise the performance by servicers of the duties and responsibilities under Servicing Agreements in respect of the collateral for a series of Mortgage Securities.

     "Mortgage Assets" means (i) Mortgage Securities and (ii) Mortgage Loans.

     "Mortgage Derivatives" means Mortgage Securities which provide for the holder to receive interest only, principal only, or interest and principal in amounts that are disproportionate to those payable on the underlying Mortgage Loans.

     "Mortgage Loans" means mortgage loans secured by first or second liens on single-family residential, multi-family residential, commercial or other real property.

     "Mortgage Securities" means (i) Pass-Through Certificates, (ii) CMOs, and
(iii) other securities representing interests in, or obligations backed by, pools of Mortgage Loans.

     "Mortgage Seller" means entities such as savings and loan associations, banks, mortgage bankers, home builders, insurance companies and other mortgage lenders which sell Mortgage Loans.

     "Net Income" means the taxable income of the Company within the meaning of the Code, less capital gains and capital appreciation included in taxable income, but before the Manager's fees and before deduction of dividends paid.

     "95% Distribution Requirement" means the requirement of the Company to distribute 95% of its net taxable income annually (excluding any net capital gain and certain non-cash income) in order to avoid corporate income taxation of the earnings that it distributes.

     "95% Gross Income Test" means the requirement for each taxable year that at least 95% of the Company's gross income for each taxable year must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified Real Estate Assets or "qualified temporary investment income" (I.E., income derived from "new capital" within one year of the receipt of such capital), dividends, interest, and gains from the sale of stock or other securities (including certain interest rate swap or cap agreements, options, forward rate agreements, and similar financial instruments entered into to reduce the interest rate risk with respect to debt incurred to acquire Qualified Real Estate Assets) not held for sale in the ordinary course of business.

     "Non-U.S. stockholders" means nonresident alien individuals, foreign corporations, foreign partnerships, and other foreign stockholders.

     "One Hundred Stockholder Date" means December 2, 1997.

     "Order" means the order of the Commission issued on November 29, 1993 pursuant to Sections 203(f) and 203(k) of the Advisers Act in connection with certain securities transactions executed between December 1992 and February 1993 while Mr. Smirlock was Chief Investment Officer for Goldman Sachs Asset Management.

     "Ownership Limit" means the limit set forth by the Charter of the Company which prohibits direct or indirect ownership by any person of more than 9.8% of the number of outstanding shares of Common Stock.

     "Pass-Through Certificates" means securities (or interests therein) other than Mortgage Derivative Securities and Subordinate Interests evidencing undivided ownership interests in a pool of Mortgage Loans, the holders of which receive a "pass-through" of the principal and interest paid in connection with the underlying Mortgage Loans in accordance with the holders' respective, undivided interests in the pool. Pass-Through Certificates include Agency Certificates, as well as other certificates evidencing interests in loans secured by single-family residential, multi-family residential, commercial and/or other real property.

     "passive activity losses" means losses like those from certain types of limited partnerships in which a U.S. stockholder is a limited partner.

     "phantom income" means that the Company's investment in Subordinate Interests and certain types of Mortgage Securities may cause it under certain circumstances to recognize taxable income in excess of its economic income.

     "Principal-only Derivative," or "PO"' means a type of Mortgage Security which receives only principal payments.

     "Privately-Issued Certificates" means privately-issued Pass-Through Certificates issued by a third party issuer which is not an Agency Certificate.

     "prohibited transaction" means a transaction involving a sale of dealer property, other than foreclosure property.

     "purported transfer" means any transfer of shares of capital stock that would result in disqualification of the Company as a REIT or that would (a) create a direct or constructive ownership of shares of stock in excess of the Ownership Limit, (b) result in the shares of stock being beneficially owned by fewer than 100 persons or (c) result in the Company being "closely held" within the meaning of Section 856(h) of the Code.

     "purported transferee" means any intended transferee of a purported transfer.

     "Qualified Real Estate Assets" means real estate assets of the type described in Section 856(c)(6)(B) of the Code.

     "Qualified REIT Subsidiaries" means subsidiaries that meet the requirements under the REIT Provisions of the Code.

     "Qualifying Interests" means "mortgages and other liens on and interests in real estate," as defined in Section 3(c)(5)(C) under the Investment Company Act.

     "Rating Agencies" means the nationally recognized rating agencies.

     "REIT" means Real Estate Investment Trust.

     "REIT Provisions of the Code" means Sections 856 through 860 of the Code.

     "REMIC" means real estate mortgage investment conduit.

     "Return on Average Stockholders' Equity" means an amount calculated for any quarter by dividing the Company's Net Income for the quarter by its Average Stockholders' Equity for the quarter.

     "Securities Act" means the Securities Act of 1933, as amended.

     "Service" means the Internal Revenue Service.

     "75% Asset Test" means at the close of each quarter of each taxable year that at least 75% of the value of the Company's total assets must consist of Interests in Real Property, interests in mortgages on real property to the extent the principal balance of a mortgage does not exceed the fair market value of the associated real property, regular or residual interests in a REMIC (except that, if less than 95% of the assets of a REMIC consists of real estate assets (determined as if the Company held such assets), the Company will be treated as holding directly its proportionate share of the assets of such REMIC), shares of other REITs, government securities, temporary investments in stock or debt instruments closing the one year period following the Company's receipt of certain new capital cash and cash items.

     "75% Gross Income Test" means for each taxable year that at least 75% of the Company's gross income must be derived from certain specified real estate sources including interest income on Mortgage Loans and gain from the disposition of Qualified Real Estate Assets or "qualified temporary investment income," I.E., income derived from "new capital" within one year of the receipt of such capital.

     "Sub IO" means a subordinated interest-only security.

     "Subordinate Interests" means a class of Mortgage Securities that is junior to other classes of Mortgage Securities in the right to receive payments from the underlying Mortgage Loans.

     "Taxable Income" means for any year the taxable income of the Company for such year (excluding any net income derived either from property held primarily for sale to customers or from foreclosure property) subject to certain adjustments provided in the REIT Provisions of the Code.

     "taxable mortgage pool" means a REIT that incurs debt obligations with two or more maturities and which are secured by assets such as the Mortgage Assets.

     "Ten-Year U.S. Treasury Rate" means the arithmetic average of the weekly average yield to maturity for actively traded current coupon U.S. Treasury fixed interest rate securities (adjusted to a constant maturity of ten years) published by the Federal Reserve Board during a quarter, or, if such rate is not published by the Federal Reserve Board, any Federal Reserve Bank or agency or department of the federal government selected by the Company.

     "30% Asset Group" is comprised of the remainder of the Company's total assets, which are expected to consist of Mortgage Loans not included in the 70% Asset Group, retained Subordinate Interests and fixed-income securities that are primarily Qualified Real Estate Assets but also will include non-investment grade high yield corporate debt.

     "UBTI" means "unrelated business taxable income" as defined in Section 512 of the Code.

     "UBTI Percentage" means that, in certain circumstances, a pension trust that owns more than 10% of the Company's stock is required to treat a percentage of the dividends from the Company as UBTI.

LASER MORTGAGE
MANAGEMENT, INC.

FINANCIAL STATEMENTS FOR THE PERIOD
NOVEMBER 26, 1997 (COMMENCEMENT OF
OPERATIONS) THROUGH DECEMBER 31, 1997 AND
INDEPENDENT AUDITORS' REPORT

LASER MORTGAGE MANAGEMENT, INC.

INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE

INDEPENDENT AUDITORS' REPORT                                              F-1

FINANCIAL STATEMENTS:

   Balance Sheet - December 31, 1997                                      F-2

   Statement of Operations for the period November 26, 1997
     (Commencement of Operations) through December 31, 1997               F-3

   Statement of Stockholders' Equity for the period November 26, 1997
     (Commencement of Operations) through December 31, 1997               F-4

   Statement of Cash Flows for the period November 26, 1997
     (Commencement of Operations) through December 31, 1997               F-5

   Notes to Financial Statements                                          F-6

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
LASER Mortgage Management, Inc.

We have audited the accompanying balance sheet of LASER Mortgage Management, Inc. (the "Company") as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the period November 26, 1997 (commencement of operations) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and the results of its operations and its cash flows for the period November 26, 1997 (commencement of operations) through December 31, 1997 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

March 6, 1998

LASER MORTGAGE MANAGEMENT, INC.

BALANCE SHEET
DECEMBER 31, 1997
----------------------------------------------------------------------------------

ASSETS

CASH AND CASH EQUIVALENTS                                                $ 82,626,526

RECEIVABLE FOR SECURITIES SOLD                                             67,208,943

INVESTMENT IN SECURITIES AT FAIR VALUE                                  3,616,733,170

ACCRUED INTEREST RECEIVABLE                                                21,170,369

VARIATION MARGIN ON INTEREST RATE SWAPS                                     5,500,000
                                                                       --------------------

TOTAL ASSETS                                                         $  3,793,239,008
                                                                    ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Repurchase agreements                                              $  2,747,060,588
  Payable for securities purchased                                        747,594,232
  Accrued interest payable                                                  8,348,831
  Contractual commitments at fair value                                     3,114,900
  Dividends payable                                                         2,602,600
  Accounts payable                                                          2,084,037
                                                                    ------------------

          Total liabilities                                             3,510,805,188

STOCKHOLDERS' EQUITY:
  Common stock: par value $.001 per share;
    100,000,000 authorized, 20,019,999
    shares issued and outstanding                                              20,020
  Additional paid-in capital                                              281,840,175
  Net unrealized gain on investment in securities                             603,821
  Accumulated deficit                                                         (30,196)
                                                                   ----------------------

           Total stockholders' equity                                     282,433,820

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  3,793,239,008
                                                                    ==================


See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.

STATEMENT OF OPERATIONS
FOR THE PERIOD NOVEMBER 26, 1997 (COMMENCEMENT OF OPERATIONS)
THROUGH DECEMBER 31, 1997
--------------------------------------------------------------------------------------


INTEREST INCOME:
  Long-term securities                                                $ 10,078,047
  Cash and cash equivalents                                                810,880
                                                                          --------

           Total interest income                                        10,888,927

INTEREST EXPENSE:
  Repurchase agreements                                                  8,489,381

NET INTEREST INCOME                                                      2,399,546

GAIN ON SALE OF SECURITIES                                                 588,289

GENERAL AND ADMINISTRATIVE EXPENSES                                        415,431

NET INCOME                                                         $     2,572,404
                                                                   =================

NET INCOME PER SHARE:
  Basic                                                                      $0.13

  Diluted                                                                    $0.13

AVERAGE NUMBER OF SHARES OUTSTANDING                                    20,019,999


See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 26, 1997 (C0MMENCEMENT OF OPERATIONS)
THROUGH DECEMBER 31, 1997

------------------------------------------------------------------------------------------------------------------------------


                                      Common          Additional            Net
                                      Stock            Paid-in           Unrealized          Retained
                                     Par Value         Capital              Gain             Earnings            Total

BALANCE,
  NOVEMBER 26, 1997                       $ 6           $ 14,999           $ -                $ -              $ 15,005

  Issuance of common stock             20,014        281,825,176             -                  -           281,845,190

  Available for sale securities -
    fair value adjustment                -                -                603,821              -               603,821

  Net income                             -                -                  -              2,572,404         2,572,404

  Dividends declared -
    $0.13 per share                      -                -                  -             (2,602,600)       (2,602,600)
                                     --------    -------------          ----------       -------------    --------------

BALANCE,
  DECEMBER 31, 1997                  $ 20,020    $ 281,840,175          $  603,821       $    (30,196)    $ 282,433,820
                                     ========    =============          ==========       ============      ============

See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.

STATEMENT OF CASH FLOWS
FOR THE PERIOD NOVEMBER 26, 1997 (C0MMENCEMENT OF OPERATIONS)
THROUGH DECEMBER 31, 1997

-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                           $ 2,572,404
                                                                                                      ------------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Amortization of mortgage premiums and discounts, net                                                   899,182
    Gain on sale of securities                                                                            (588,289)
    Increase in accrued interest receivable                                                            (21,170,369)
    Increase in variation margin on securities                                                          (5,500,000)
    Increase in accrued interest payable                                                                 8,348,831
    Increase in accrued expenses and other liabilities                                                   2,084,037

           Net cash used in operating activities                                                       (13,354,204)
                                                                                                 ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities                                                                            (4,098,377,223)
  Payable for securities purchased                                                                     747,594,232
  Proceeds from sale of securities                                                                     483,980,452
  Receivable for securities sold                                                                       (67,208,943)
  Principal payments on securities                                                                       1,071,429
                                                                                                 ----------------------

           Net cash used in investing activities                                                    (2,932,940,053)
                                                                                                  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                                                                2,854,535,588
  Principal payments on repurchase agreements                                                         (107,475,000)
  Net proceeds from issuance of common stock                                                           281,860,195
                                                                                                 ---------------------

           Net cash provided by financing activities                                                 3,028,920,783
                                                                                                  --------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                               82,626,526

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                               -
                                                                                                 ----------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $    82,626,526
                                                                                                 =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                                    $       140,550
                                                                                                 ======================

  Noncash financing activities:
    Net unrealized gain on available-for-sale securities                                           $       603,821
                                                                                                 ======================

    Dividends declared, not yet paid                                                               $     2,602,600
                                                                                                 =====================


See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.


NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD NOVEMBER 26, 1997 (COMMENCEMENT OF OPERATIONS)
THROUGH DECEMBER 31, 1997


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     LASER Mortgage Management, Inc. (the "Company") was incorporated in Maryland on September 3, 1997. The Company commenced its operations on November 26, 1997 (see Note 5).

     A summary of the Company's significant accounting policies follows:

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes cash on hand and overnight repurchase agreements. The carrying amounts of cash equivalents approximates their value.

     MORTGAGE ASSETS - The Company invests primarily in mortgage backed securities and mortgage loans. The mortgage backed securities include mortgage pass-through certificates, collateralized mortgage obligations and other securities representing interests in, or obligations backed by, pools of mortgage loans (collectively, the "Mortgage Securities"). The mortgage loans are secured by first or second liens on single-family residential, multi-family residential, commercial or other real property (the " Mortgage Loans" and, together with the Mortgage Securities, the "Mortgage Assets").

     Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), requires the Company to classify its investments as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Mortgage Assets until maturity, it may, from time to time, sell any of its Mortgage Assets as part of its overall management of its balance sheet. Accordingly, this flexibility requires the Company to classify all of its Mortgage Assets as available-for-sale. All assets classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

     Unrealized losses on Mortgage Assets that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage Assets is adjusted. At December 31, 1997, no such adjustments were needed.

     Interest income is accrued based on the outstanding principal amount of the Mortgage Assets and their contractual terms. For available-for-sale securities, premiums and discounts associated with the purchase of the Mortgage Assets are amortized into interest income over the lives of the securities using the effective yield method.

     Mortgage Asset transactions are recorded on the date the securities are purchased or sold. Purchases of newly-issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gains and losses on Mortgage Asset transactions are determined on the specific identification basis.

     INTEREST RATE SWAPS - In a simple interest rate swap, one investor pays a floating rate of interest on a notional principal amount and receives a fixed rate of interest on the same notional principal amount for a specified period of time. Alternatively, an investor may pay a fixed rate and receive a floating rate. Interest rate swaps were conceived as asset/liability management tools and are used for various hedging activities. In more complex interest rate swaps, the notional principal amount may decline (or amortize) over time.

     During the term of the interest rate swap, changes in value are recognized on the balance sheet as contractual commitments receivable/payable with the corresponding amount included as an unrealized gain/loss on investments in securities included in stockholders' equity. When the interest rate swap is terminated, the Company will record a realized gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Company's basis in the contract, if any.

     The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap. However, the Company does not anticipate nonperformance by any counterparty.

     CREDIT RISK - The Company intends to invest primarily in Mortgage Assets which would be classified in the 70% Asset Group. The "70% Asset Group" is comprised of (i) securities which are rated within one of the two highest rating categories by one of the nationally-recognized rating agencies or
     (ii) securities which are unrated but are guaranteed by the U.S. government or any agency or instrumentality thereof and (iii) Mortgage Loans to borrowers who would otherwise meet FHLMC, FNMA or GNMA guidelines, except with respect to the size of the loans. The "30% Asset Group" is comprised of the remainder of the Company's total assets, which are expected to consist of Mortgage Loans not included in the 70% Asset Group, retained subordinate interests and fixed-income securities that are primarily qualified real estate assets but also will include non-investment grade high yield corporate debt, as well as Mortgage Loans and Mortgage Securities that constitute the 30% Asset Group.

     INCOME TAXES - The Company will elect to be taxed as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, the Company should not be subjected to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   AVAILABLE-FOR-SALE INVESTMENTS

     The following table pertains to the Company's securities classified as available-for-sale investments as of December 31, 1997 which are carried at their fair value:

                                                 FEDERAL        FEDERAL          GOVERNMENT
                                EMERGING        HOME LOAN       NATIONAL          NATIONAL                          TOTAL
                                 MARKETS        MORTGAGE        MORTGAGE          MORTGAGE        PRIVATE         AVAILABLE
                                  BONDS        CORPORATION     ASSOCIATION      ASSOCIATION        ISSUES          FOR SALE

Securities, gross               $52,221,550    $618,386,967    $3,121,690,958   $255,090,965     $402,265,526     $4,449,655,966

Unamortized discount             (3,915,578)    (13,122,493)     (543,928,304)    (2,349,479)    (302,114,463)      (865,430,317)
Unamortized premium                 415,210       6,233,721        20,872,533        969,464          297,872         28,788,800
                                -----------    ------------    --------------   ------------     ------------     ---------------
Amortized cost                   48,721,182     611,498,195     2,598,635,187    253,710,950      100,448,935      3,613,014,449

Gross unrealized gains               54,033       2,440,679        11,245,732        767,922          252,415         14,760,781
Gross unrealized losses            (274,504)       (257,441)       (8,156,846)         -           (2,353,269)       (11,042,060)
                                -----------    ------------    --------------   ------------     ------------     ---------------

Estimated fair value            $48,500,711    $613,681,433    $2,601,724,073   $254,478,872     $ 98,348,081     $3,616,733,170
                                ===========    ============    ==============   ============     ============     ==============

     FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

     The fair values of the Company's Mortgage Assets are based on market prices provided by certain dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, repurchase agreements and other liabilities are reflected in the financial statements at their fair value because of the short-term nature of these instruments.

3.   REPURCHASE AGREEMENTS

     The Company has entered into repurchase agreements to finance most of its Mortgage Assets. The repurchase agreements are collateralized by the market value of the Company's Mortgage Assets and bear interest rates that have historically moved in close relationship to LIBOR.

     As of December 31, 1997, the Company had outstanding $2,747,060,588 of repurchase agreements with a weighted average borrowing rate of 5.95% and a weighted average remaining maturity of 14 days. At December 31, 1997, Mortgage Assets actually pledged had an estimated fair value of $2,839,467,729.

     At December 31, 1997, the repurchase agreements had the following remaining maturities:


     At December 31, 1997, the repurchase agreements had the following remaining maturities:

     Within 30 days                               $2,742,501,588
     30 to 90 days                                     4,559,000
                                                  --------------
                                                  $2,747,060,588

4.   COMMON STOCK

     The Company's common stock was sold through several transactions as follows:

     The Company was initially capitalized with the sale of 6,000 shares of common stock on September 2, 1997, for a total of $15,005.

     The Company received commitments on September 15, 1997 for the purchase, in a private placement, of 1,014,000 shares of common stock for a total of $15,210,000, at $15.00 per share from certain officers, directors, proposed directors, employees and affiliates of the Company and the Manager. The sale of these shares was consummated at the time of the closing of the public offering.

     The Company received commitments on November 7, 1997 from several mutual funds under common management (each, a "Fund" and together, the "Funds") for the purchase, in a private placement, of 3,333,333 shares of common stock for a total of $49,999,995. In connection with their purchase, the Funds entered into an agreement with the Company providing for, among other things, certain restrictions on the sale and transfer of the shares held, beneficially or constructively, by the Funds. The sale of these shares was consummated at the time of the closing of the public offering.

     The Company has been informed by LASER Advisers Inc. (the "Manager") that a fund affiliated with the Manager has entered into a total rate of return swap with a broker-dealer which provides that the affiliated fund bear the economic benefit and risk of directly holding 666,666 shares of the Company's common stock for a total of $9,999,990. Such shares of common stock were sold by the Company to such broker-dealer in a private placement without registration under the Securities Act.

     The remaining 15,000,000 shares were sold through a public offering for $225,000,000.

     Syndication costs of $18,364,795 were deducted from the gross proceeds of the offerings.

     During the Company's period ending December 31, 1997, the Company declared dividends to stockholders totaling $.13 per share, which will be paid on January 31, 1998. For Federal income tax purposes, all dividends paid for the period are ordinary income to the Company's stockholders.

5.   TRANSACTIONS WITH AFFILIATES

     The Company has a management agreement (the "Management Agreement") with the Manager pursuant to which the Manager, subject to the supervision of the Company's Board of Directors, formulates operating strategies for the Company, oversees the acquisition of assets by the Company, arranges for various types of financing for the Company (including the issuance of CMOs), monitors the performance of the Company's assets and provides certain administrative and managerial services in connection with the Company's operations. For its performance of these services, the Manager receives an annual base management fee, payable monthly as set forth below:

     AVERAGE STOCKHOLDERS' EQUITY     ANNUAL BASE MANAGEMENT FEE AS A
                                      PERCENTAGE OF AVERAGE STOCKHOLDERS' EQUITY

     $0 to $500 million               1.0%
     $500 million to $1 billion       $5 million plus 0.8% of amounts
                                      in excess of $500 million
     $1 billion or more               $9 million plus 0.6% of amounts in
                                      excess of $1 billion

     The Manager also receives a quarterly incentive fee in an amount equal to 20% of the Net Income of the Company for the preceding fiscal quarter in excess of the amount that would produce an annualized Return on Average Stockholders' Equity for such fiscal quarter equal to the Ten-Year U.S. Treasury Rate plus 1%. Average Stockholders' Equity means, for any period, stockholders' equity, calculated in accordance with GAAP, excluding any mark-to-market adjustments of the investment portfolio. For the period ended December 31, 1997 management fees amounted to $232,858 and incentive fees were $94,992 and are included in General and Administrative Expenses. The Board of Directors of the Company with the approval of a majority of the Company's Board of Directors who are unaffiliated with the Manager is authorized to change the fees from time to time as agreed with the Manager. The Manager will be reimbursed for certain out-of-pocket expenses incurred on behalf of the Company.

6.   EARNINGS PER SHARE (EPS)

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting No. 128, Earnings Per Share (SFAS No.
     128) which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also will require a reconciliation of the numerator and denominator of the Basic EPS to the numerator and denominator of Basic EPS and Diluted EPS computation. The reconciliation is as follows:

                                                        FOR THE PERIOD ENDED
                                                          DECEMBER 31, 1997
                                             INCOME            SHARES        PER SHARE
                                           (NUMERATOR)      (DENOMINATOR)     AMOUNT

     Basic EPS                             $2,572,404        20,019,999      $0.13
                                                                             =====
     Effect of Dilutive Securities:
      Deferred Common Stock                   -                 400,000
                                           ----------        ----------

      Diluted EPS                          $2,572,404        20,419,999      $0.13
                                           ==========        ==========      =====


     Deferred common stock totaling 400,000 shares was included in Diluted EPS. The receipt of the stock is contingent upon the holder's continued employment or service. The Deferred common stock has been awarded and does not have an exercise or strike price.

     Options to purchase 778,000 shares were outstanding during the period (Note
     7) and were anti-dilutive, because the exercise price ($15.00) was greater than the year-end stock price for the Company ($14.50). Therefore, these options were excluded from Dilutive EPS.

7.   LONG-TERM STOCK INCENTIVE PLAN

     The Company has adopted a Long-Term Stock Incentive Plan for directors, executive officers, and key employees (the "Incentive Plan"). The Incentive Plan authorizes the Compensation Committee of the Board of Directors to grant awards, including deferred stock, incentive stock options as defined under Section 422 of the Code ("ISOs") and options not so qualified ("NQSOs"). The Incentive Plan authorizes the granting of options or other awards for an aggregate of 778,000 shares and 400,000 deferred shares of the Company's common stock.

     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" for the options. Accordingly, no compensation cost for the Incentive Plan has been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123. For the Company's pro forma net earnings, the compensation cost will be amortized over the four-year vesting period of the options.

     The following table summarizes information about stock options outstanding:


                                            OPTIONS OUTSTANDING
                                           WEIGHTED
                                           AVERAGE          WEIGHTED
          RANGE OF                        REMAINING         AVERAGE
          EXERCISE        OPTIONS         CONTRACTUAL       EXERCISE
           PRICES       OUTSTANDING       LIFE (YRS.         PRICE

          $15.00          778,000            10             $ 15.00
          ======          =======            ==             =======


     The options become exercisable at the rate of 25% on each of January 2, 1998, January 2, 1999, January 2, 2000 and January 2, 2001, subject to the holder's continued employment or service.

     The compensation expense for the 400,000 shares of deferred stock will be amortized over a four-year period.

8.   CONTRACTUAL COMMITMENTS

     During the year ended December 31, 1997 the Company entered into contractual commitments with original notional amounts as stated below. Under these agreements, the Company receives a floating rate and pays a fixed rate.


     CURRENT
     NOTIONAL                                                                                UNREALIZED
     AMOUNT                                  FIXED                        TERMINATION      APPRECIATION/
      (000)           TYPE                   RATE        FLOATING RATE        DATE         DEPRECIATION

     $350,000    Interest Rate Swap        7.4075%          LIBOR            1/10/13        $(1,382,500)
      550,000    Interest Rate Swap        7.4100%          LIBOR            1/10/13         (2,172,500)
      135,000    Interest Rate Swap        7.3025%          LIBOR            1/10/13            440,100
                                                                                            -----------
                                                                                            $(3,114,900)
                                                                                            ============

                                     ******

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              LASER MORTGAGE MANAGEMENT, INC.

                                              By: /s/ Michael L. Smirlock
                                                  Michael L. Smirlock
                                                  Chief Executive Officer

Dated:  March 27, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

SIGNATURE                        TITLE                                DATE


/s/ MICHAEL L. SMIRLOCK      Chief Executive Officer, Chairman    March 27, 1998
Michael L. Smirlock          of the Board and Director
                             (principal executive officer)

/s/ THOMAS G. JONOVICH       Chief Financial Officer and          March 27, 1998
Thomas G. Jonovich           Treasurer (principal financial
                             and accounting officer)

/s/ MARTIN  BERNSTEIN        Director                             March 27, 1998
Martin Bernstein


/s/ FREDERICK N. KHEDOURI    Director                             March 27, 1998
Frederick N. Khedouri


/s/ DAVID A. TEPPER          Director                             March 27, 1998
David A. Tepper


/s/ WILLIAM MARSHALL         Director                             March 27, 1998
William Marshall

                                  EXHIBIT INDEX


Exhibit Number               Exhibit

     3.1 Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-35673))

     3.2 Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-35673))

     4.1    Specimen Common Stock Certificate (Incorporated by reference to
            Exhibit 4.1 to the Registration Statement on Form S-11 (File No. 333-35673))

     10.1 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-11 (File No. 333-35673))

     10.2*  Management Agreement between the Company and LASER Advisers, Inc.

     10.3 Dividend Reinvestment and Direct Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-11 (File No. 333-35673))

     23.1*  Consent of Deloitte & Touche LLP

     27*    Summary Financial Data
     ----------

     * Filed herewith.