Form 10-Q
period 1998-03-31
LASER MORTGAGE MANAGEMENT INC
filed 1998-05-14
CIK 1046099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended:             March 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________

                         Commission file number: 1-13447

                         LASER MORTGAGE MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

                                    MARYLAND
                  (State or other jurisdiction of incorporation
                                or organization)
                                   22-3535916
                                (I.R.S. Employer
                               Identification No.)

                           51 JOHN F. KENNEDY PARKWAY
                          SHORT HILLS, NEW JERSEY 07078
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (973) 912-8770
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes   X     No

          Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date: 20,069,999 shares of Common Stock, $0.001 par value, outstanding as of May 13, 1998.

                         LASER MORTGAGE MANAGEMENT, INC.


                                    FORM 10-Q

                                      INDEX



PART I. FINANCIAL INFORMATION................................................3
   Item 1.  Financial Statements.............................................3
            Balance Sheet at March 31, 1998 and December 31, 1997............3
            Statement of Operations for the Three Months Ended
               March 31, 1998...............................4
            Statement of Stockholders' Equity for the Three Months Ended
               March 31, 1998 (Unaudited)....................................5
            Statement of Cash Flows for the Three Months Ended
               March 31, 1998 (Unaudited)....................................6
            Notes to Financial Statements for the Three Months Ended
               March 31, 1998................................................7
   Item 2.  Management's Discussion And Analysis of Financial Condition
            and Results of Operations........................................15

PART II. OTHER INFORMATION...................................................25
   Item 1. Legal Proceedings.................................................25
   Item 2. Changes in Securities and Use of Proceeds.........................25
   Item 3. Defaults Upon Senior Securities...................................25
   Item 4. Submission of Matters to a Vote of Security Holders...............25
   Item 5. Other Information.................................................25
   Item 6. Exhibits and Reports on Form 8-K..................................25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


LASER MORTGAGE MANAGEMENT, INC.

BALANCE SHEET AT

                                                                               MARCH 31, 1998             DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
ASSETS

CASH AND CASH EQUIVALENTS                                             $      76,110,559            $      82,626,526

RECEIVABLE FOR SECURITIES SOLD                                               21,859,433                   67,208,943

INVESTMENT IN SECURITIES AT FAIR VALUE                                    3,743,501,961                3,616,733,170

INVESTMENT IN MORTGAGE LOANS AT AMORTIZED                                    11,902,263                    --
 COST

ACCRUED INTEREST RECEIVABLE                                                  22,227,408                   21,170,369

VARIATION MARGIN ON INTEREST RATE SWAPS                                       9,671,789                    5,500,000
                                                                    -----------------------      ---------------------

TOTAL ASSETS                                                            $ 3,885,273,413              $ 3,793,239,008
                                                                    ===================            =================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Repurchase agreements                                                 $ 3,532,479,722              $ 2,747,060,588
  Payable for securities purchased                                           53,683,505                  747,594,232
  Accrued interest payable                                                   11,016,134                    8,348,831
  Contractual commitments at fair value                                       9,796,500                    3,114,900
  Dividends payable                                                           8,619,350                    2,602,600
  Accounts payable                                                            1,158,504                    2,084,037
                                                                    -----------------------      ---------------------

          Total liabilities                                               3,616,753,715                3,510,805,188
                                                                     ====================          ==================

STOCKHOLDERS' EQUITY:
  Common stock: par value $.001 per share;
    100,000,000 authorized, 20,044,999 and
    20,019,999 shares issued and outstanding, respectively                       20,045                       20,020
  Additional paid-in capital                                                282,205,775                  281,840,175
  Net unrealized (loss) gain on investment in securities                    (13,586,229)                     603,821
  Distributions in excess of net income                                        (119,893)                     (30,196)
                                                                    ------------------------     ------------------------

           Total stockholders' equity                                       268,519,698                  282,433,820
                                                                    =====================        ===================

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 3,885,273,413              $ 3,793,239,008
                                                                      ===================          =================

See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.

STATEMENT OF OPERATIONS
FOR THE THREE MONTHS
ENDED MARCH 31, 1998 (UNAUDITED)
------------------------------------------------------------------------------


-------------------------------------------------------------------------------


INTEREST INCOME:
  Mortgage loans and securities                                          $  54,506,129
  Cash and cash equivalents                                                  1,262,864
                                                                       -----------------

           Total interest income                                            55,768,993

INTEREST EXPENSE:
  Repurchase agreements                                                     45,143,611

NET INTEREST INCOME                                                         10,625,382

GAIN ON SALE OF SECURITIES                                                     134,098

GENERAL AND ADMINISTRATIVE EXPENSES                                          2,229,827

NET INCOME                                                              $    8,529,653
                                                                       ================

NET INCOME PER SHARE:
  Basic                                                                 $         0.43
                                                                     ====================

  Diluted                                                               $         0.42
                                                                     ====================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                20,044,721
                                                                       ================


See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                     Common         Additional               Net              Dividends
                                     Stock           Paid-in             Unrealized          in Excess of
                                    Par Value        Capital             Gain (Loss)         Net Income           Total

BALANCE,
  DECEMBER 31, 1997                   $ 20,020     $ 281,840,175         $      603,821     $ (30,196)       $ 282,433,820

  Issuance of common stock                  25           365,600                   -                -              365,625

  Available for sale securities -
    fair value adjustment                  -                 -              (14,190,050)            -          (14,190,050)

  Net income                               -                 -                      -        8,529,653           8,529,653

  Dividends declared -
    $0.43 per share                        -                 -                    -         (8,619,350)         (8,619,350)
                                   -----------     --------------        ---------------   ------------      --------------
BALANCE,
  MARCH 31, 1998                      $ 20,045     $ 282,205,775         $  (13,586,229)   $  (119,893)      $ 268,519,698
                                    ==========     ===============       ================   ==============   =============


See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.

STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS
ENDED MARCH 31, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $               8,529,653
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Amortization of mortgage premiums and discounts, net                                               5,342,604
    Gain on sale of securities                                                                         (134,098)
    Increase in accrued interest receivable                                                          (1,057,039)
    Increase in variation margin on interest rate swaps                                              (4,171,789)
    Increase in accrued interest payable                                                               2,667,303
    Decrease in accrued expenses and other liabilities                                                 (925,533)
                                                                                      --------------------------

           Net cash provided by operating activities                                                 10,251,101
                                                                                       ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities                                                                         (2,223,185,122)
  Purchase of mortgage loans                                                                        (11,912,075)
  Proceeds from sale of securities                                                                 1,385,889,162
  Principal payments on securities                                                                   49,258,808
                                                                                       ------------------------

           Net cash used in investing activities                                                   (799,949,227)
                                                                                         -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                                                             12,101,558,087
  Principal payments on repurchase agreements                                                   (11,316,138,953)
  Net proceeds from issuance of common stock                                                             365,625
  Dividends paid                                                                                     (2,602,600)

           Net cash provided by financing activities                                                783,182,159
                                                                                        -----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                            (6,515,967)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       82,626,526
                                                                                       ------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $            76,110,559
                                                                                        =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                         $            42,476,308
                                                                                        =======================

  Noncash financing activities:
    Net change in unrealized loss on available-for-sale securities                       $          (14,190,050)
                                                                                         =======================

    Dividends declared, not yet paid                                                   $              8,619,350
                                                                                       ========================

See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)


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

     INVESTMENTS - The Company invests primarily in mortgage-backed securities and mortgage loans. The mortgage-backed securities include mortgage pass-through certificates, collateralized mortgage obligations and other securities representing interests in, or obligations backed by, pools of mortgage loans (collectively, "Mortgage Securities"). The Company also may invest in other debt and equity securities ("Other Securities" and, together with Mortgage Securities, "Securities"). The mortgage loans are secured by first or second liens on single-family residential, multi-family residential, commercial or other real property ("Mortgage Loans" and, together with Securities, "Investments").

     Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), requires the Company to classify its securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Securities until maturity, it may, from time to time, sell any of its Securities as part of its overall management of its balance sheet. Accordingly, this flexibility requires the Company to classify all of its Securities as available-for-sale. All Investments classified as available- for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

     Unrealized losses on Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Securities is adjusted. At March 31, 1998, no such adjustments were recognized.

     Statement of Financial Accounting Standards No. 65, Accounting for Certain Mortgage Banking Activities (SFAS 65), requires the Company to classify its Mortgage Loans as either long-term investments or held-for-sale investments. The Company's Mortgage Loans are held as long-term investments and are carried at their unpaid principal balance, net of unamortized discount or premium.

     Interest income is accrued based on the outstanding principal amount of the Investments and their contractual terms. Premiums and discounts associated with the purchase of the Investments are amortized into interest income over the lives of the Investments using the effective yield method.

     Investment transactions are recorded on the date the Investments are purchased or sold. Purchases of newly-issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gains and losses on Investment transactions are determined on the specific identification basis.

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

     During the term of the interest rate swap, changes in value are recognized on the balance sheet as contractual commitments at fair value and included among assets (if there is a net unrealized gain) or among liabilities (if there is a net unrealized loss). A corresponding amount is included as an unrealized gain/loss on investments in securities included in stockholders' equity. When the interest rate swap is terminated, the Company will record a realized gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Company's basis in the contract, if any.

     The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap. However, the Company does not anticipate nonperformance by any counterparty.

     CREDIT RISK - The Company intends to invest primarily in Mortgage Loans and Securities (together, "Mortgage Assets") which would be classified in the 70% Asset Group. The "70% Asset Group" is comprised of (i) securities which are rated within one of the two highest rating categories by one of the nationally-recognized rating agencies, (ii) securities which are unrated but are guaranteed by the U.S. government or any agency or instrumentality thereof ("Agency Certificates") and (iii) Mortgage Loans to borrowers who would otherwise meet Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) or Government National Mortgage Association (GNMA) guidelines, except with respect to the size of the loans. The "30% Asset Group" is comprised of the remainder of the Company's total assets, which are expected to consist of Mortgage Loans not included in the 70% Asset Group, retained subordinate interests and fixed-income securities that are primarily qualified real estate assets but also include non-investment grade high yield corporate debt, as well as Mortgage Loans and Mortgage Securities that constitute the 30% Asset Group.

     INCOME TAXES - The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, the Company should not be subjected to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  AVAILABLE-FOR-SALE INVESTMENTS

     The following table sets forth the fair value of the Company's Securities, excluding interest only securities ("IOs"), as of March 31, 1998 and December 31, 1997:


MARCH 31, 1998

                                Emerging                                Privately-
                                Markets                Agency             Issued
                                 Bonds              Certificates        Certificates           Total

Securities, gross           $    58,028,250       $ 3,437,821936      $ 145,241,531      $ 3,641,092,017

Unamortized discount             (4,102,294)         (35,049,145)       (12,592,213)         (51,743,652)
Unamortized premium                 604,132           28,129,365            683,616           29,417,113
                                    -------           ----------            -------           ----------


Amortized cost                   54,530,388        3,430,902,156        133,332,934        3,618,765,478
                                 ----------        -------------        -----------        -------------

Gross unrealized gains              684,984           18,855,350            369,459           19,909,793
Gross unrealized losses            (126,176)          (3,205,239)          (780,700)          (4,112,115)
                                   --------           ----------           --------           ----------

Estimated fair value        $     55,089196      $ 3,446,552,267      $ 132,921,693        3,634,563,156
                            ===============      ===============      =============        =============


DECEMBER 31, 1997

                                Emerging                                Privately-
                                Markets                Agency             Issued
                                 Bonds              Certificates        Certificates           Total

Securities, gross           $     52,221,550      $  3,344,684,756    $  78,153,965      $  3,475,060,271


Unamortized discount              (3,915,578)          (37,822,694)     (10,467,277)          (52,205,549)
Unamortized premium                  415,210            28,075,718          297,872            28,788,800
                                     -------            ----------          -------            ----------

Amortized cost                    48,721,182         3,334,937,780       67,984,560         3,451,643,522
                                  ----------         -------------       ----------         -------------

Gross unrealized gains                54,033            14,425,450          252,415            14,731,898
Gross unrealized losses             (274,504)             (298,163)        (541,223)           (1,113,890)
                                    --------              --------         --------            ----------

Estimated fair value         $    48,500,711          $349,065,$67       $67,695,$52       $3,465,261,530
                             ===============          ============       ===========       ==============

         The fair value of the Company's IOs as of March 31, 1998 and December 31, 1997 are summarized as follows:

MARCH 31, 1998

                                                Privately-
                               Agency             Issued
                            Certificates        Certificates           Total

Securities, gross          $  605,394,637      $  337,768,448       $943,163,085
Amortized cost                 94,432,222          34,093,990        128,526,212


Gross unrealized gains             11,384              45,146             56,530

Gross unrealized losses       (18,004,886)         (1,639,051)       (19,643,937)
                              -----------          ----------        -----------


Estimated fair value        $  76,438,720        $ 32,500,085      $ 108,938,805
                            =============        ============      =============




DECEMBER 31, 1997


                                                Privately-
                               Agency             Issued
                            Certificates        Certificates           Total

Securities, gross          $   650,484,134       $ 324,111,561   $  974,595,695
Amortized cost                 128,906,552          32,464,375      161,370,927


Gross unrealized gains             28,8830                   0           28,883
Gross unrealized losses         (8,116,124)         (1,812,046)      (9,928,170)
                                ----------          ----------       ----------

Estimated fair value       $   120,819,311          30,652,329      151,471,640
                           ===============          ==========      ===========


     FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

     The fair values of the Company's Investments are based on market prices provided by dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, repurchase agreements and other liabilities are reflected in the financial statements at their fair value because of the short-term nature of these instruments.

3.   MORTGAGE LOANS

     The following table pertains to the Company's Mortgage Loans as of March 31, 1998 which are carried at their amortized cost:



                                          Total

          Mortgage Loans, gross       $  11,412,767

          Unamortized discount                -
          Unamortized premium               489,496

          Amortized cost              $  11,902,263
                                     ---------------

As of March 31, 1998, the amortized cost of the Mortgage Loans approximated their fair value.

4.   REPURCHASE AGREEMENTS

     The Company has entered into repurchase agreements to finance most of its Investments. The repurchase agreements are collateralized by the market value of the Company's Investments and bear interest rates that generally move in close relationship to LIBOR.

     As of March 31, 1998, the Company had outstanding $3,532,479,722 of repurchase agreements with a weighted average borrowing rate of 5.72% and a weighted average remaining maturity of 269 days. At March 31, 1998, Investments actually pledged had an estimated fair value of $3,673,153,040.

     At March 31, 1998, the repurchase agreements had the following remaining maturities:


           Within 30 days                                 $  2,986,671,334
           30 to 90 days                                        45,808,388
           Greater than 90 days                                500,000,000
                                                        -------------------

                                                          $  3,532,479,722


5.   COMMON STOCK

     The Company's common stock was sold through several transactions as follows.

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

     The Company received commitments on November 7, 1997 from several mutual funds under common management (the "Funds") for the purchase, in a private placement, of 3,333,333 shares of common stock for a total of $49,999,995. The sale of these shares was consummated at the time of the closing of the public offering.

     The Company has been informed by LASER Advisers Inc. (the "Manager") that a fund affiliated with the Manager entered into a total rate of return swap with a broker-dealer which provides that the affiliated fund bear the economic benefit and risk of directly holding 666,666 shares of the Company's common stock for a total of $9,999,990. Such shares of common stock were sold by the Company to such broker-dealer in a private placement without registration under the Securities Act of 1933.

     15,000,000 shares were sold through a public offering for $225,000,000. Syndication costs of $18,364,795 were deducted from the gross proceeds of the offerings.

     The remaining 25,000 shares were issued on January 2, 1998 as deferred stock awards to certain employees of the Company.

     During the three months ended March 31, 1998, the Company declared dividends to stockholders totaling $0.43 per share, which will be paid on April 30, 1998. For Federal income tax purposes, all dividends paid for the period are ordinary income to the Company's stockholders.

6.   TRANSACTIONS WITH AFFILIATES

     The Company has a management agreement (the "Management Agreement") with the Manager pursuant to which the Manager, subject to the supervision of the Company's Board of Directors, formulates operating strategies for the Company, oversees the acquisition of Investments by the Company, arranges for various types of financing for the Company, monitors the performance of the Company's Investments and provides certain administrative and managerial services in connection with the Company's operations. For its performance of these services, the Manager receives an annual base management fee, payable monthly as set forth below:

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

    $500 million to $1 billion             $5 million plus 0.8% of amounts
                                           in excess of $500 million

    $1 billion or more                     $9 million plus 0.6% of amounts in
                                           excess of $1 billion

     The Manager also receives a quarterly incentive fee in an amount equal to 20% of the Net Income of the Company for the preceding fiscal quarter in excess of the amount that would produce an annualized Return on Average Stockholders' Equity for such fiscal quarter equal to the Ten-Year U.S. Treasury Rate plus 1%. Average Stockholders' Equity means, for any period, stockholders' equity, calculated in accordance with GAAP, excluding any mark-to-market adjustments of the investment portfolio. For the three months ended March 31, 1998 management fees amounted to $705,630 and incentive fees were $951,509 and are included in General and Administrative Expenses. The Board of Directors of the Company with the approval of a majority of the Company's Board of Directors who are unaffiliated with the Manager is authorized to change the fees from time to time as agreed with the Manager. The Manager will be reimbursed for certain out-of-pocket expenses incurred on behalf of the Company.

7.  EARNINGS PER SHARE (EPS)

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

                                                            FOR THE THREE MONTHS ENDED
                                                                  MARCH 31, 1998
                                                       INCOME            SHARES        PER-SHARE
                                                    (NUMERATOR)      (DENOMINATOR)       AMOUNT

Basic EPS                                          $  8,529,653        20,044,999       $   0.43


Effect of Dilutive Securities:
  Deferred Common Stock                                    -              375,000
  Options                                                  -               42,140
                                                   --------------      -----------

Diluted EPS                                        $  8,529,653        20,462,139      $    0.42
                                                   --------------     ------------     ----------

     Deferred common stock totaling 375,000 shares was included in Diluted EPS. The receipt of the stock is contingent upon the holder's continued employment or service. The deferred common stock has been awarded and does not have an exercise or strike price.

     42,140 incremental shares were included in Diluted EPS, representing 778,000 options exercised at a strike price of $15.00 per share and an average market price of $15.859.

8.   LONG-TERM STOCK INCENTIVE PLAN

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

     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" for the options. Accordingly, no compensation cost for the Incentive Plan has been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123. For the Company's pro forma net earnings, the compensation cost will be amortized over the four-year vesting period of the options. The Company's net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     FOR THE PERIOD ENDING
                                                        MARCH 31, 1998
         Net earnings - as reported                         $8,529,653
         Net earnings - pro forma                           $8,514,579
         Earnings per share - as reported                      $0.43
         Earnings per share - pro forma                        $0.42

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three months ended March 31, 1998: dividend yield of 11.47%; expected volatility of 18%; risk-free interest rate of 5.82%; and expected lives of ten years.

         The following table summarizes information about stock options outstanding:


                                           Weighted
                                            Average       Weighted
   Range of                               Remaining        Average
   Exercise           Options            Contractual      Exercise
     Prices         Outstanding          Life (Yrs.)        Price

    $ 15.00           778,000                9.7           $ 15.00
    -------           -------                ---           -------


     The options become exercisable at the rate of 25% on each of January 2, 1998, January 2, 1999, January 2, 2000 and January 2, 2001, subject to the holder's continued employment or service.

     The compensation expense for the 400,000 shares of deferred stock will be amortized over a four-year period.


9.   CONTRACTUAL COMMITMENTS

     During the three months ended March 31, 1998, the Company entered into contractual commitments with original notional amounts as stated below. Under these agreements, the Company receives a floating rate and pays a fixed rate.


    CURRENT
    NOTIONAL                                                                                      UNREALIZED
     AMOUNT                                      FIXED                          TERMINATION      APPRECIATION/
 (IN THOUSANDS)             TYPE                 RATE        FLOATING RATE         DATE          DEPRECIATION

    $ 350,000         Interest Rate Swap       7.4075%           LIBOR            1/10/13        $ (3,710,000)
     550,000          Interest Rate Swap       7.4100%           LIBOR            1/10/13          (5,830,000)
     135,000          Interest Rate Swap       7.3025%           LIBOR            1/10/13            (256,500)
                                                                                                  ----------

                                                                                                $  (9,796,500)



                                                      ******

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's financial statements and notes thereto.


GENERAL

     The Company was organized in September 1997 and commenced operations on November 26, 1997. The Company's day-to-day operations are managed by the Manager, subject to the supervision of the Board of Directors. The Manager and its investment professionals have no prior experience in managing a REIT, and specialize in managing investments in Mortgage Securities for institutions and other sophisticated investors.

     The Company seeks to generate net income for distribution to stockholders from the spread between the interest income earned on its investment portfolio and the costs of borrowing to finance the portfolio. The Company's results of operations are affected by various factors, many of which are beyond the control of the Company, including the availability of opportunities for the acquisition of Investments, the level and volatility of interest rates, conditions in the financial markets and other economic conditions.

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

     Since its commencement of operations, the Company has been in the process of acquiring Mortgage Assets and Other Securities. Therefore, the operating results of the Company reflected in the financial statements included in this Form 10-Q should be interpreted in light of this acquisition process and are not necessarily representative of what they may be in the future.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998

NET INCOME SUMMARY

     For the quarter ended March 31, 1998, net income was $8,529,653, or $0.43 per weighted average share. Net income per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding, which was 20,044,721 for the quarter. Dividends per share were $0.43 per weighted average share, $8,619,350 in total. Taxable income did not differ from GAAP income for the period. Return on average equity was 3.07% on an unannualized basis, for the quarter ended March 31, 1998.

     Management's policy is to focus on income and expense measures as a percentage of equity rather than as a percentage of assets. Improvements in asset-based measures such as net interest margin or operating expenses as a percentage of assets do not necessarily translate into improved stockholder returns. Improvements in net interest income or operating expenses as a percentage of equity, however, indicate that the Company is effectively utilizing its equity capital base.


TAXABLE INCOME AND GAAP INCOME

     For the quarter ended March 31, 1998, income as calculated for tax purposes (taxable income) did not differ from income as calculated according to generally accepted accounting principles (GAAP income). However, such amounts could differ in the future for various reasons. For example, the Company may take credit provisions which would affect GAAP income whereas only actual credit losses are deducted in calculating taxable income. In addition, general and administrative expenses may differ due to differing treatment of leasehold amortization, certain stock option expenses and other items. Also, differences could arise in the treatment of premium and discount amortization. As of March 31, 1998, the Company had not taken credit provisions because 94% of Investments acquired by the Company through March 31, 1998 had been Agency Certificates which, although not rated, carry an implied "AAA" rating.

     The distinction between taxable income and GAAP income is important to the Company's stockholders because dividends are declared on the basis of taxable income. While the Company does not pay taxes so long as it satisfies the requirements from exemption from taxation pursuant to the REIT Provisions of the Code, each year the Company completes a corporate tax form wherein taxable income is calculated as if the Company were to be taxed. This taxable income level determines the amount of dividends the Company can pay out over time.

INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

     The Company had average earning assets of $3,517.7 million for the quarter ended March 31, 1998. The Company's primary source of income for the quarter ended March 31, 1998 was interest income. A portion of income was generated by gains on sales of securities. Interest income was $55.8 million for the quarter ended March 31, 1998. The yield on average earning assets was 6.78% for the quarter ended March 31, 1998. The table below shows, for the quarter ended March 31, 1998, the Company's average balance of cash equivalents, loans and securities, the yields earned on each type of earning assets, the yield on average earning assets and interest income.

                                              AVERAGE EARNING ASSET YIELD
                                                 (dollars in thousands)

                                                                                           Yield on
                                                    Average                                Average
                                                   Amortized                               Amortized   Yield on
                                                    Cost of                   Yield on      Cost of     Average
                                        Average     Mortgage     Average       Average      Mortgage   Interest
                                         Cash      Loans and     Earning        Cash       Loans and    Earning   Interest
                                      Equivalents  Securities    Assets      Equivalents   Securities   Assets     Income

For the Quarter Ended March 31, 1998  $ 75,312     $3,442,368   $ 3,517,680     5.82%        6.80%       6.78%     $ 55,769


     The Constant Prepayment Rate (or "CPR") on the Company's portfolio of Mortgage Securities for the period ended March 31, 1998 was approximately 9%. "CPR" means an assumed rate of prepayment for the Company's Mortgage Securities, expressed as an annual rate of prepayment relative to the outstanding principal balance of the Company's Mortgage Securities. This CPR does not purport to be either a historical description of the prepayment experience of the Company's Mortgage Securities or a prediction of the anticipated rate of prepayment of the Company's Mortgage Securities.


INTEREST EXPENSE AND THE COST OF FUNDS

     The Company had average borrowed funds of $3,214.4 million and total interest expense of $45.1 million for the quarter ended March 31, 1998. The average cost of funds was 5.62% for the same period. The Company anticipates that its largest expense will usually be the cost of borrowed funds. Interest expense is calculated in the same manner for GAAP and tax purposes.

     With the Company's current asset/liability management strategy, changes in the Company's cost of funds are expected to be closely correlated with changes in short-term LIBOR, although the Company may choose to extend the maturity of its liabilities at any time. The Company's average cost of funds was 0.03% below one-month LIBOR for the quarter ended March 31, 1998. The Company generally has structured its borrowings to adjust with one-month LIBOR. During the quarter ended March 31, 1998, average one-month LIBOR, which was 5.65%, was 0.35% lower than average six month LIBOR, which was 6.00%.

     The table below shows, for the quarter ended March 31, 1998, the Company's average borrowed funds and average cost of funds as compared to average one and six-month LIBOR.



                              AVERAGE COST OF FUNDS
                             (dollars in thousands)


                                                                                      Average      Average    Average
                                                                                     One-Month     Cost of    Cost of
                                                                                       LIBOR        Funds      Funds
                                                                                    Relative to   Relative to Relative to
                                        Average                 Average   Average     Average      Average     Average     Average
                                        Borrowed      Interest  Cost of  One-Month   Six-Month    Six-Month   One-Month   Six-Month
                                         Funds        Expense    Funds     LIBOR       LIBOR        LIBOR       LIBOR       LIBOR

For the Quarter Ended March 31, 1998   $ 3,214,428  $ 45,144      5.62%    5.65%       6.00%        -0.35%      -0.03%     -0.38%

NET CONTRACTUAL COMMITMENTS

     For the quarter ended March 31, 1998, the Company entered into the contractual commitments with original notional amounts stated below. Under these agreements, the Company receives a floating rate and pays a fixed rate. As part of its asset/liability management process, the Company may enter into interest rate agreements such as interest rate caps, floors and swaps. The agreements would be entered into to reduce interest rate risk and would be designed to provide income and capital appreciation to the Company in the event of certain changes in interest rates.



                            CONTRACTUAL COMMITMENT INCOME (EXPENSE)
                                    (dollars in thousands)

                                                                                        Net Interest
                                                            Average      Average           Income
                                             Notional        Fixed       Floating       (Expense) on
                                              Amount          Rate         Rate         Contractual
                                                                                       Commitments
For the Quarter Ended March 31, 1998       $  1,035,000       7.40%        5.64%     $    (3,995)


NET INTEREST INCOME

     Interest income, which equals interest income less interest expense, totaled $55,768,993 for the quarter ended March 31, 1998. Net interest rate spread, which equals the yield on the Company's average assets for the period less the average cost of funds for the period, was 1.16% for the quarter ended March 31, 1998. This net interest spread is exclusive of hedging costs and, adjusting for the negative carry and cost of hedges, results in a hedged net interest spread of 0.69%. Net interest margin, which equals net interest income divided by average total assets, was 0.26% on an unannualized basis, for the quarter ended March 31, 1998. The principal reason that annualized net interest margin exceeded hedged net interest rate spread is that average assets exceeded average liabilities.

     The table below shows interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarter ended March 31, 1998.


                               NET INTEREST INCOME
                             (dollars in thousands)


                                                                 Net
                    Average                                    Interest
                   Amortized                        Interest    Income              Yield on
                    Cost of    Interest    Average   Income   (Expense)              Average   Average
                    Invest-    Income on    Cash     on Cash  on Contrac-  Total    Interest  Balance of           Average   Net
                     ments     Invest-     Equiva-   Equiva-    tual      Interest  Earning   Repurchase  Interest Cost of  Interest
                     Held       ments      lents     lents    Commitment   Income    Assets   Agreements  Expense  Funds    Income

For the Quarter   $3,442,368  $  58,501    75,312     1,263    $ (3,995)   55,769     6.78%  $ 3,214,428  $45,144   5.62%   $10,625
Ended March 31,
 1998

GAINS AND LOSSES ON SALES OF SECURITIES

     For the quarter ended March 31, 1998, the Company sold Securities with an aggregate historical amortized cost of $1,389.7 million for an aggregate gain of $134,098. The difference between the sale price and the historical amortized cost of the securities is a realized gain and increased income accordingly. The Company does not expect to sell assets on a frequent basis, but may from time to time sell existing assets to move into new assets which management believes might have higher risk-adjusted returns or to manage its balance sheet as part of management's asset/liability management strategy.


CREDIT EXPENSES

     The Company has not experienced credit losses on its investment portfolio to date, but losses may be experienced in the future. At March 31, 1998, the Company had limited its exposure to credit losses on its portfolio by holding 94% of its Investments in Agency Certificates which, although not rated, carry an implied "AAA" rating.


GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses ("operating expense" or "G&A expense") were $2,229,827 for the quarter ended March 31, 1998 consisting of management fees paid to the Manager of $705,630, incentive fees paid to the Manager of $951,509 and professional and other miscellaneous fees. There were no differences in the calculation of G&A expense for taxable and GAAP income purposes. The "Efficiency Ratio" is the G&A expense divided by the net interest income.




                               G&A EXPENSE RATIOS
                             (dollars in thousands)

                                                                               Total G&A     Total G&A
                                                                                Expense/      Expense/
                                                Deferred    Other     Total      Average       Average       Efficiency
                          Management Incentive   Stock       G&A        G&A      Assets        Equity           Ratio
                            Fee        Fee      Expense    Expense   Expense  (Unannualized) (Unannualized) (Unannualized)

For the Quarter Ended
March 31, 1998            $  705        $951       3$6      $ 208    $ 2,230      0.05%          .80%            20.99%

NET INCOME AND RETURN ON AVERAGE EQUITY

     Net income was $8.5 million for the quarter ended March 31, 1998. Return on average equity for the quarter ended March 31, 1998, was 3.07% on an unannualized basis. The table below shows, on an unannualized basis, for the quarter ended March 31, 1998, the Company's net interest income, gain on sale of securities and G&A expense each as a percentage of average equity, and the return on average equity.




                                  COMPONENTS OF RETURN ON AVERAGE EQUITY


                                              Net Interest   Gain on Sale
                                                 Income/    of Securities   G&A Expense/
                                                 Average       Average         Average        Return on
                                                 Equity         Equity         Equity      Average Equity

For the Quarter Ended March 31, 1998             3.82%           0.05%          0.80%           3.07%




DIVIDENDS AND TAXABLE INCOME

     The Company will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of securities. For the quarter ended March 31, 1998, dividend declarations exceeded earned taxable income by $89,697, or less than $0.01 per share, based on the number of shares of common stock outstanding at period end.




                                                   DIVIDEND SUMMARY
                                                (dollars in thousands)

                                                  Weighted     Taxable  Dividend Per                         Cumulative
                                      Taxable     Average        Net      Weighted                Dividend  Undistributed
                                        Net        Common      Income     Average      Total      Pay-Out     Taxable
                                       Income      Shares     Per Share    Share     Dividends     Ratio       Income

For the Quarter Ended March 31, 1998   $8,530      20,044,721  $0.43        $0.43       8,619      101.0%     $     (89)


FINANCIAL CONDITION

    Investments

     Of the Company's Investments at March 31, 1998, $3,700,315,028 were Mortgage Assets and $55,089,196 were emerging market bonds. Agency Certificates comprised approximately 94% of the Company's Investments ($3,522,990,987), while Privately-Issued Certificates totaled $165,421,778. All of the Company's Securities are marked to-market at liquidation value, while

Mortgage Loans are carried at amortized cost.

     Discount balances are accreted as an increase in interest income over the life of discount investments and premium balances are amortized as a decrease in interest income over the life of premium investments. At March 31, 1998, the Company had on its balance sheet (excluding IOs) $51,743,652 total unamortized discount (which is the difference between the remaining principal value and the current historical amortized cost of investments acquired at a price below principal value) and $29,906,609 unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of investments acquired at a price above principal value). The Company also had $943,163,085 unamortized premium on IO securities (which is the remaining principal value).

     Mortgage principal repayments received were $49.3 million for the period ended March 31, 1998, which equals a CPR of approximately 9%. Given the Company's current portfolio composition, if mortgage principal repayment rates increase over the life of the Mortgage Securities comprising the current portfolio, all other factors being equal, the Company's net interest income should decrease during the life of such Mortgage Securities as the Company will be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates decrease over the life of such Mortgage Securities, all other factors being equal, the Company's net interest income should increase during the life of such Mortgage Securities as the Company will amortize its net premium balance over a longer time.

     The table below summarizes the Company's Investments at March 31, 1998.


                                   SECURITIES AND MORTGAGE LOANS (EXCLUDING IOs)
                                               (dollars in thousands)

                                                                                  Amortized                Estimated
                                                                                    Cost                   Fair Value
                                        Principal         Net       Amortized     Principal   Estimated    Principal
                                          Value        Discount       Cost          Value     Fair Value     Value

For the Quarter Ended March 31, 1998   $  3,652,505  $  (21,837)   $ 3,630,668     99.40%     $ 3,646,465     99.83%




                                                   IO SECURITIES
                                               (dollars in thousands)


                                                                                Amortized                Estimated
                                                                                  Cost                   Fair Value
                                      Principal         Net       Amortized     Principal   Estimated    Principal
                                        Value         Premium       Cost          Value     Fair Value     Value

For the Quarter Ended March 31, 1998  $ 943,163     $ 943,163    $ 128,526       13.63% $   108,939       11.55%

                                    ASSET CHARACTERISTICS
                                    (dollars in thousands)

                                                                 Weighted        Weighted
                                                Principal         Average         Average
                                                  Value         Coupon Rate     Asset Yield

For the Quarter Ended March 31, 1998         $   4,595,668         5.96%            6.89%


     The table below shows unrealized gains and losses on the Securities in the Company's portfolio at March 31, 1998.


                           UNREALIZED GAINS AND LOSSES


                                                          At March 31, 1998
                                                         (dollars in thousands)

Unrealized Gain                                           $        19,966
Unrealized Loss                                                  (33,552)
Net Unrealized Loss                                              (13,586)
Net Unrealized Loss as % of Securities Principal Value             -0.30%
Net Unrealized Loss as % of Securities Amortized Cost              -0.36%


CONTRACTUAL COMMITMENTS

     Contractual Commitments are carried on a balance sheet at estimated liquidation value. At March 31, 1998, there were $9,796,500 in unrealized losses on contractual commitments.


BORROWINGS

     To date, the Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's Investments. These borrowings appear on the balance sheet as repurchase agreements. At March 31, 1998, the Company had established uncommitted borrowing facilities in this market with twenty lenders in amounts which the Company believes are in excess of its needs. Substantially all of the Company's Investments are currently accepted as collateral for such borrowings. The Company has not established, and currently does not intend to establish permanent lines of credit. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company's financing objectives.

     For the quarter ended March 31, 1998, the term to maturity of the Company's borrowings has ranged from one day to five years, with a weighted average remaining maturity of 269 days at March 31, 1998. At March 31, 1998, the Company had outstanding $3,532,479,722 of repurchase agreements. Many of the Company's borrowings have a cost of funds which adjusts monthly based on a fixed spread over or under one-month LIBOR. At March 31, 1998, the weighted average cost of funds for all of the Company's borrowings was 5.72%. At March 31, 1998, Investments actually pledged had an estimated fair value of $3,673,153,040.

     At March 31, 1998, $500,000,000 of the Company's Securities were subject to a repurchase agreement with a broker-dealer with a term of five years ending March 10, 2003. The borrowing rate of this repurchase agreement is three-month LIBOR plus 61.5 basis points and is capped at 6.365%.

LIQUIDITY

     Liquidity, which is the Company's ability to turn non-cash assets into cash, allows the Company to purchase additional securities and to pledge additional assets to secure existing borrowings should the value of pledged assets decline. Potential immediate sources of liquidity for the Company include cash balances and unused borrowing capacity. Unused borrowing capacity will vary over time as the market value of the Company's securities varies. The Company's balance sheet also generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends. Should the Company's needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, management believes that the Company's securities could in most circumstances be sold to raise cash; however, if the Company is forced to liquidate Mortgage Assets that qualify as qualified real estate assets to repay borrowings, there can be no assurance that it will be able to maintain its REIT status.


STOCKHOLDERS' EQUITY

     The Company uses "available-for-sale" treatment for its Securities; these assets are carried on the balance sheet at estimated market value rather than historical amortized cost. Based upon such "available-for- sale" treatment, the Company's equity base at March 31, 1998 was $268.5 million, or $13.40 per share. If the Company had used historical amortized cost accounting, the Company's equity base at March 31, 1998 would have been $282.1 million, or $14.07 per share.

     With the Company's "available-for-sale" accounting treatment, unrealized fluctuations in market values of assets do not impact GAAP or taxable income but rather are reflected on the balance sheet by changing the carrying value of the assets and reflecting the change in stockholders' equity under "Net Unrealized
(Loss) Gain on Investment in Securities." By accounting for its assets in this manner, the Company hopes to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

         As a result of this mark-to-market accounting treatment, the book value and book value per share of the Company are likely to fluctuate far more than if the Company used historical amortized cost accounting. As a result, comparison with companies that use historical cost accounting for some or all of their balance sheet may be misleading.

     Unrealized changes in the estimated net market value of Securities have one direct effect on the Company's potential earnings and dividends: positive market-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes in the net market value of the Company's Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Net Unrealized (Loss) Gain on Investment in Securities" was $13.6 million, or 0.36% of the amortized cost of Securities at March 31, 1998.

     The table below shows the Company's equity capital base as reported and on a historical amortized cost basis at March 31, 1998. The historical cost equity basis is influenced by issuances of Common Stock, the level of GAAP earnings as compared to dividends declared, and other factors. The GAAP reported equity base is influenced by these factors plus changes in the "Net Unrealized (Loss) Gain on Investment in Securities" account.


                                               STOCKHOLDERS' EQUITY
                                   (dollars in thousands, except per share data)

                                                          Net Unrealized      GAAP       Historical       GAAP
                                            Historical      Losses on       Reported      Amortized     Reported
                                            Amortized      Investments       Equity         Cost         Equity
                                           Cost Equity          in            Base         Equity     (Book Value
                                               Base         Securities    (Book Value)    Per Share    Per Share)

For the Quarter Ended March 31, 1998      $   282,106        (13,586)       268,520       $ 14.07       $ 13.40


CAPITAL AND LEVERAGE POLICIES

     The Company's operations are highly leveraged. Initially, the Company financed its acquisition of Investments through proceeds of its initial public offering and several private placements, and currently finances acquisitions primarily by borrowing against or "leveraging" its existing portfolio and using the proceeds to acquire additional Investments. The Company incurs, and expects to continue to incur, debt such that it maintains an equity-to-assets ratio of between 6% to 10%, although the actual ratio may be higher or lower from time to time depending on market conditions and other factors deemed relevant by the Manager, subject to the review of the Company's Board of Directors. At March 31, 1998, the Company's equity-to-assets ratio was 6.91%. The equity-to-assets ratio is total stockholders' equity as a percentage of total assets. For purposes of calculating the equity-to-assets ratio, the Company's total assets include the value of the Company's investment portfolio on a marked-to-market-basis. For purchased Investments, the Company obtains market quotes for its Investments from independent broker-dealers that make markets in securities similar to those in the Company's portfolio. The Company's total stockholders' equity, for purposes of this calculation, equals the Company's stockholders' equity determined in accordance with GAAP. The Board of Directors has discretion to deviate from or change the Company's indebtedness policy at any time. However, the Company intends to maintain an adequate capital base to protect against interest rate environments in which the Company's financing and hedging costs might exceed interest income from its Investments. These conditions could occur, for example, when, due to interest rate fluctuations, interest income on the Company's Investments (which occur during periods of rapidly rising interest rates or during periods when the Mortgage Loans in the portfolio are prepaying rapidly) lags behind interest rate increases in the Company's variable rate borrowings. The Company enters into hedging transactions in an effort to protect its portfolio of Investments, such hedging transactions include interest rate swaps, IOs, the purchase or sale of interest rate collars, caps or floors and options.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     At March 31, 1998, there were no legal proceedings to which the Company was a party or of which any of its property was subject.


Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.


Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

         Exhibit 27.1 - Financial Data Schedule.

(b) Reports

     On March 20, 1998, the Registrant filed a Current Report on Form 8-K regarding the Board of Directors' declaration of a quarterly cash dividend to the Company's stockholders equal to $0.43 per share of common stock to stockholders of record March 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LASER MORTGAGE MANAGEMENT, INC.



Dated: May 13, 1998                  By:/S/ MICHAEL L. SMIRLOCK
                                        -----------------------
                                        Michael L. Smirlock
                                        Chairman of the Board and Chief
                                        Executive Officer (authorized officer of
                                        registrant)


Dated: May 13, 1998                  By:/S/ THOMAS G. JONOVICH
                                        ----------------------
                                        Thomas G. Jonovich
                                        Chief Financial Officer (principal
                                        accounting officer)

                                  EXHIBIT INDEX


EXHIBIT NUMBER                                   EXHIBIT

     3.1 Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333- 35673))

     3.2 Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-35673))

     27.1* Summary Financial Data

----------
* Filed herewith.