Form 10-Q
period 1998-06-30
LASER MORTGAGE MANAGEMENT INC
filed 1998-08-14
CIK 1046099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1998

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

Yes X   No __

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date: 18,548,199 shares of common stock, $0.001 par value, outstanding as of August 12, 1998.

                         LASER Mortgage Management, Inc.


                                    FORM 10-Q

                                      INDEX



PART I.  FINANCIAL INFORMATION...............................................3
    Independent Accountants' Review Report...................................3
    Item 1.   Financial Statements...........................................4
              Balance Sheet at June 30, 1998 (Unaudited) and
                  December 31, 1997..........................................4
              Statement of Operations for the Three Months Ended
                  June 30, 1998 (Unaudited) and the Six Months Ended
                  June 30, 1998 (Unaudited)..................................5
              Statement of Stockholders' Equity for the Six Months Ended
                 June 30, 1998 (Unaudited)...................................6
              Statement of Cash Flows for the Six Months Ended
                 June 30, 1998 (Unaudited)...................................8
              Notes to Financial Statements for the Six Months Ended
                 June 30, 1998 (Unaudited)...................................9
    Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................18

PART II. OTHER INFORMATION..................................................29
    Item 1.  Legal Proceedings..............................................29
    Item 2.  Changes in Securities and Use of Proceeds......................29
    Item 3.  Defaults Upon Senior Securities................................29
    Item 4.  Submission of Matters to a Vote of Security Holders............29
    Item 5.  Other Information..............................................29
    Item 6.  Exhibits and Reports on Form 8-K...............................30

PART I.  FINANCIAL INFORMATION

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors of
LASER Mortgage Management, Inc.

We have reviewed the accompanying balance sheet of LASER Mortgage Management, Inc. (the "Company") as of June 30, 1998, and the related statements of operations for the three-month and six-month periods ended June 30, 1998, and the statements of stockholders' equity and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
New York, New York

August 13, 1998

Item 1.           Financial Statements

LASER Mortgage Management, Inc.

BALANCE SHEET AT                                                   JUNE 30, 1998
                                                                    (UNAUDITED)               DECEMBER 31, 1997
---------------------------------------------------------------------------------------------------------------------
ASSETS

CASH AND CASH EQUIVALENTS                                            49,516,606           $      82,626,526

RECEIVABLE FOR SECURITIES SOLD                                      422,240,421                  67,208,943

INVESTMENT IN SECURITIES AT FAIR VALUE                            3,422,209,398               3,616,733,170

INVESTMENT IN MORTGAGE LOANS AT AMORTIZED COST                       10,152,847                          --

ACCRUED INTEREST RECEIVABLE                                          23,024,093                  21,170,369

MARGIN DEPOSITS ON INTEREST RATE SWAPS                               35,912,872                   5,500,000
                                                                ---------------             ---------------
TOTAL ASSETS                                                    $ 3,963,056,237             $ 3,793,239,008
                                                                ===============             ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Repurchase agreements                                         $ 3,538,985,238             $ 2,747,060,588
  Payable for securities purchased                                  136,880,809                 747,594,232
  Payable for common stock repurchased                                4,310,234                          --
  Accrued interest payable                                           10,701,873                   8,348,831
  Interest rate swaps at fair value                                  28,720,000                   3,114,900
  Dividends payable                                                   7,626,600                   2,602,600
  Accounts payable                                                      633,895                   2,084,037
                                                                ---------------             ---------------
          Total liabilities                                       3,727,858,649               3,510,805,188
                                                                ---------------             ---------------
STOCKHOLDERS' EQUITY:
  Common stock: par value $.001 per share;
    100,000,000 shares authorized, 20,069,999 and 20,019,999
    shares issued, respectively                                          20,070                      20,020
  Additional paid-in capital                                        282,612,000                 281,840,175
  Accumulated other comprehensive income (loss)                     (11,622,561)                     603,821
  Dividends in excess of net income                                 (29,416,787)                    (30,196)
  Treasury stock at cost (636,700 shares)                            (6,395,134)                        --
                                                                ---------------             ---------------
           Total stockholders' equity                               235,197,588                 282,433,820
                                                                ---------------             ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 3,963,056,237             $ 3,793,239,008
                                                                ===============             ===============

See notes to financial statements.

LASER Mortgage Management, Inc.



STATEMENT OF OPERATIONS                                                THREE MONTHS                SIX MONTHS
FOR THE                                                               ENDED JUNE 30,             ENDED JUNE 30,
                                                                    1998 (UNAUDITED)           1998 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:

  Mortgage loans and securities                                  $  58,515,279             $  112,400,332
  Cash and cash equivalents                                          1,159,663                  2,422,527
                                                                 -----------------         ------------------
           Total interest income                                    59,674,942                114,822,859
                                                                 -----------------         ------------------
INTEREST EXPENSE:
  Repurchase agreements                                             51,135,634                 96,279,245
                                                                 -----------------         ------------------
NET INTEREST INCOME                                                  8,539,308                 18,543,614

GAIN ON SALE OF SECURITIES                                             510,627                  1,265,801

IMPAIRMENT LOSS ON INTEREST-ONLY SECURITIES                        (28,617,746)             (28,617,746)

GENERAL AND ADMINISTRATIVE EXPENSES                                  2,102,483                  4,332,310
                                                                 -----------------         ------------------
NET LOSS                                                          $(21,670,294)            $  (13,140,641)
                                                                 =================         ==================
Unrealized gain (loss) on securities:
  Unrealized holding gain (loss) arising during period               2,474,295                (10,960,581)
  Less: reclassification adjustment for gains included in
  net income                                                          (510,627)                (1,265,801)
                                                                 -----------------         ------------------
Other comprehensive income (loss)                                    1,963,668                (12,226,382)
                                                                 -----------------         ------------------
Comprehensive loss                                               $ (19,706,626)           $   (25,367,023)
                                                                 =================         ==================
NET LOSS PER SHARE:
  Basic                                                          $      ( 1.08)         $          ( 0.66)
                                                                 =================         ==================
  Diluted                                                        $      ( 1.08)         $          ( 0.66)
                                                                 =================         ==================
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:
  Basic                                                             20,050,473                   20,047,613
                                                                 =================         ==================
  Diluted                                                           20,050,473                   20,047,613
                                                                 =================         ==================

See notes to financial statements.

LASER Mortgage Management, Inc.

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Accumulated
                                                                                      Other       Dividends
                                               Common    Additional Comprehensive  Comprehensive  In Excess   Treasury
                                                Stock     Paid-in      Income         Income       of Net      Stock
                                              Par Value   Capital      (Loss)         (Loss)       Income      at cost     Total

BALANCE,
  DECEMBER 31, 1997                           $ 20,020  $ 281,840,175             $    603,821   $     (30,196)   -   $282,433,820

Comprehensive income (loss)                                                              -            -           -

  Net income                                      -           -         8,529,653        -        8,529,653       -      8,529,653
  Other comprehensive income
     Unrealized loss on securities,
        net of reclassification adjustment        -           -       (14,190,050)  (14,190,050)        -         -     (14,190,050)
                                                                     ------------
Comprehensive loss                                -           -      $ (5,660,397)        -             -         -
                                                                    =============
Common stock issued                                 25       365,600                    -             -          -       365,625

  Dividends declared -
    $0.43 per share                               -           -                          -       (8,619,350)      -     (8,619,350)
                                              --------- -------------             ------------- ------------    ---- --------------
BALANCE,
  MARCH 31, 1998                              $ 20,045  $ 282,205,775             $(13,586,229) $  (119,893)    $ -  $ 268,519,698
                                              ========  =============             ============= ============    ==== ==============
BALANCE,
  MARCH 31, 1998                              $ 20,045  $ 282,205,775 $   -       $(13,586,229) $  (119,893)    $ -  $ 268,519,698

Comprehensive income (loss)                                                                            -          -         -

  Net loss                                        -           -     (21,670,294)         -      (21,670,294)      -    (21,670,294)
  Other comprehensive income
     Unrealized gains on securities,
        net of reclassification adjustment        -           -       1,963,668      1,963,668         -          -      1,963,668
                                                                   -------------
Comprehensive loss                                -           -    $(19,706,626)         -             -          -          -
                                                                   =============
Repurchase of common stock                        -           -                          -             -     (6,395,134)(6,395,134)

Common stock issued                                25         406,225     -              -             -          -        406,250

  Dividends declared -
    $0.38 per share                               -           -           -              -       (7,626,600)      -    (7,626,600)
                                            --------   -------------            ------------- ------------- ---------- ------------
BALANCE,
  JUNE 30, 1998                             $ 20,070   $ 282,612,000            $(11,622,561) $(29,416,787)$(6,395,134)$235,197,588
                                            ========   =============            ============= ============ =========== ============
Disclosure of Reclassification Amount:

Unrealized holding losses arising during period                    $(10,960,581)
Less: reclassification adjustment for gains
  included in net income                                             (1,265,801)
                                                                   -------------
Net unrealized losses on securities                                $(12,226,382)
                                                                   =============
See notes to financial statements.

LASER Mortgage Management, Inc.

STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS
ENDED JUNE 30, 1998 (UNAUDITED)
-------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $   (13,140,641)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Amortization of mortgage premiums and discounts, net           10,553,436
    Impairment loss on interest-only securities                    28,617,746
    Gain on sale of securities                                     (1,265,801)
    Increase in accrued interest receivable                        (1,853,724)
    Increase in variation margin on interest rate swaps           (30,412,872)
    Increase in accrued interest payable                            2,353,042
    Decrease in accrued expenses and other liabilities             (1,450,142)
                                                              ----------------
           Net cash used in operating activities                   (6,598,956)
                                                              ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities                                       (2,809,914,169)
  Purchase of mortgage loans                                      (11,912,075)
  Proceeds from sale of securities                              1,868,055,604
  Principal payments on securities                                147,869,415
                                                              ----------------
           Net cash used in investing activities                 (805,901,225)
                                                              ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                          22,372,554,347
  Principal payments on repurchase agreements                 (21,580,629,698)
  Net proceeds from issuance of common stock                       (1,312,438)
  Dividends paid                                                   (11,221,950)
                                                              ----------------
           Net cash provided by financing activities               779,390,261
                                                              ----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (33,109,920)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      82,626,526
                                                              ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $     49,516,606
                                                              ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                               $     93,926,203
                                                              ================
  Noncash financing activities:
    Net change in unrealized loss on available-for-sale
      securities                                              $    (12,226,382)
                                                              ================
    Dividends declared, not yet paid                          $      7,626,600
                                                              ================

See notes to financial statements.

LASER Mortgage Management, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     LASER Mortgage Management, Inc. (the "Company") was incorporated in Maryland on September 3, 1997. The Company commenced its operations on November 26, 1997 (see Note 5).

     Basis of Presentation - The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. The interim financial statements for the three- and six-month periods are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form10-K for the period ended December 31, 1997. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. Prior period financial statements have been reclassified, where appropriate, to conform to the 1998 presentation.

     A summary of the Company's significant accounting policies follows:

     Cash and Cash Equivalents - Cash and cash equivalents includes cash on hand and overnight repurchase agreements. The carrying amounts of cash equivalents approximates their value.

     Investments - The Company invests primarily in mortgage-backed securities and mortgage loans. The mortgage-backed securities include mortgage pass-through certificates, collateralized mortgage obligations and other securities representing interests in, or obligations backed by, pools of mortgage loans (collectively, "Mortgage Securities"). The Company also invests in other debt and equity securities ("Other Securities" and, together with Mortgage Securities, "Securities"). The mortgage loans are secured by first or second liens on single-family residential, multi-family residential, commercial or other real property ("Mortgage Loans" and, together with Securities, "Investments").

     Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), requires the Company to classify its securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Securities until maturity, it may, from time to time, sell any of its Securities as part of its overall management of its balance sheet. Accordingly, this flexibility requires the Company to classify all of its Securities as available-for-sale. All Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity within accumulated other comprehensive income (loss).

     Unrealized losses on Securities that are considered other-than-temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Securities is adjusted. Other-than-temporary unrealized losses are based on management's assessment of various factors affecting the expected cash flow from the Securities, including the level of interest rates, an other-than-temporary deterioration of the credit quality of the underlying mortgages and/or the credit protection available to the related mortgage pool and a significant change in the prepayment characteristics of the underlying collateral.

     The Company's Mortgage Loans are held as long-term investments and are carried at their unpaid principal balance, net of unamortized discount or premium.

     Interest income is accrued based on the outstanding principal or notional amount of the Investments and their contractual terms. Premiums and discounts associated with the purchase of the Investments are amortized into interest income over the lives of the Investments using the effective yield method.

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

     During the term of the interest rate swap, changes in value are recognized on the balance sheet as interest rate swaps at fair value and included among assets (if there is a net unrealized gain) or among liabilities (if there is a net unrealized loss). A corresponding amount is included in accumulated other comprehensive income as a component of stockholders' equity. When the interest rate swap is terminated, the Company will record a gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Company's basis in the contract, if any. Such gain or loss may be deferred and amortized if the hedged item still exists. During the term of an interest rate swap, the Company is generally required to provide collateral to the counterparty in an amount equal to the sum of an agreed-upon percentage of the notional principal amount and the Company's unrealized loss in value (if any) of the interest rate swap. The amount of such collateral appears on the balance sheet as margin deposits on interest rate swaps.

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

     Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information (such as unrealized gains or losses on securities) that historically has not been recognized in the calculation of net income.

2.  AVAILABLE-FOR-SALE INVESTMENTS

     The following table sets forth the fair value of the Company's Securities, excluding interest-only securities ("IOs"), as of June 30, 1998 and December 31, 1997:

June 30, 1998

                    Agency                                                                           Non-Agency
                    Fixed/                                                                              Fixed/
                   Floating         Agency                                                             Floating
                     Rate           Fixed        Emerging                     Non-        Principal      Rate
                   Mortgage          Rate         Market       Mortgage     Mortgage         Only      Mortgage
                  Securities    Pass-Throughs      Bonds     Subordinates  Subordinates   Securities  Securities     Total

Securities,       $108,129,039   $2,894,987,245  $67,367,121  $143,250,543   $37,062,850   $62,162,575 $36,700,803 $3,349,660,176
  principal
  amount

Unamortized
  discount            (297,189)     (15,665,790)  (4,235,893)  (27,618,611)     (696,503)  (11,789,218)   (545,009)   (60,848,213)
Unamortized
  premium              837,409       23,154,935      717,993       262,902       334,181        -          138,692     25,446,112

Amortized cost     108,669,259    2,902,476,390   63,849,221   115,894,834    36,700,528    50,373,357  36,294,486  3,314,258,075

Gross unrealized
  gains              1,165,937       22,001,394        -           123,358            11     2,034,592     235,296     25,560,588
Gross unrealized
  losses                  -            (676,064) (3,041,389)    (1,689,842)     (585,410)       -         (100,731)    (6,093,436)
                  ------------   -------------- -----------   -------------  -----------   ----------- ----------- ---------------
Estimated fair
  value           $109,835,196   $2,923,801,720 $60,807,832   $114,328,350   $36,115,129   $52,407,949 $36,429,051 $3,333,725,227
                  ============   ============== ===========   ============   ===========   =========== =========== ==============


December 31, 1997

                                                                                         Non-Agency
                                                                                           Fixed/
                          Agency                                                          Floating
                          Fixed           Emerging                          Non-          Principal        Rate
                           Rate            Market         Mortgage        Mortgage          Only         Mortgage
                       Pass-Throughs        Bonds       Subordinates    Subordinates     Securities     Securities       Total

Securities,           $  3,286,896,621  $  52,221,550    $58,399,966  $  10,000,000   $  57,788,134   $  9,754,000  $3,475,060,271
  principal amount

Unamortized discount       (14,104,395)    (3,915,578)  (10,416,934)        (44,194)    (23,718,298)       (6,150)     (52,205,549)
Unamortized premium         28,075,718        415,210       297,872            -            -                   -       28,788,800
                      ----------------  -------------   ------------  --------------  -------------   -----------   ---------------
Amortized cost           3,300,867,944     48,721,182    48,280,904       9,955,806      34,069,836     9,747,850    3,451,643,522

Gross unrealized gains      12,208,264         54,033        240,088          3,569       2,217,185            56       14,723,195
Gross unrealized losses       (182,202)      (274,504)      (532,520)          -           (115,961)            -       (1,105,187)
                      ----------------  -------------    -----------  -------------- ------------    ------------    --------------
Estimated fair value  $  3,312,894,006  $  48,500,711    $47,988,472  $   9,959,375  $ 36,171,060    $  9,747,906    $3,465,261,530
                      ================  =============    ===========  ============== ==============  ============    ==============

     The fair value of the Company's IOs as of June 30, 1998 and December 31, 1997 are summarized as follows:

June 30, 1998


                                  Residential        Commercial     Floating Rate        Total

Securities, notional amount       $250,000,000      $581,888,145    $353,525,591    $1,185,413,736

Amortized cost, after provision      8,920,741        37,684,006      44,249,137        90,853,884
   for impairment

Gross unrealized gains                   -                93,726            -               93,726
Gross unrealized losses             (1,108,241)       (1,355,198)           -           (2,463,439)
                                  -------------     ------------     -----------    ---------------
Estimated fair value              $  7,812,500      $ 36,422,534     $44,249,137    $   88,484,171
                                  ============      ============     ===========    ===============
December 31, 1997

                                  Residential        Commercial     Floating Rate        Total

Securities, notional amount       $201,685,139      $373,650,000    $399,260,556    $  974,595,695

Amortized cost                      57,545,769        22,965,348      80,859,810       161,370,927

Gross unrealized gains                    -               32,494           5,093            37,587
Gross unrealized losses            (3,153,808)           (51,639)     (6,731,427)       (9,936,874)
                                  -------------     ------------     -----------    ---------------
Estimated fair value              $54,391,961        $22,946,203     $74,133,476      $151,471,640
                                  ============      ============     ===========    ===============

     FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

     The fair values of the Company's Investments are based on prices provided by dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, repurchase agreements and other liabilities are reflected in the financial statements at their fair value because of the short-term nature of these instruments.

     The Company wrote down (took a permanent impairment charge of $28,617,746 on) its floating-rate Interest-Only Securities which had amortized cost greater than their market value. As of June 30, 1998, all of the Company's floating-rate Interest-Only Securities were written down to their estimated fair market value, and such writedown is reflected in the Company's statement of operations.

3.   MORTGAGE LOANS

     The following table pertains to the Company's Mortgage Loans as of June 30, 1998 which are carried at their amortized cost:

                                                   Total

Mortgage Loans, principal amount              $  9,793,533

Unamortized discount                                 -
Unamortized premium                                359,314
                                              ------------
Amortized cost                                $ 10,152,847
                                              ------------

As of June 30, 1998, the amortized cost of the Mortgage Loans approximated their fair value.

4.   REPURCHASE AGREEMENTS

     The Company has entered into repurchase agreements to finance most of its Investments. The repurchase agreements are collateralized by the market value of the Company's Investments and bear interest rates that generally move in close relation to one-month LIBOR.

     As of June 30, 1998, the Company had outstanding $3,538,985,238 of repurchase agreements with a weighted average borrowing rate of 5.74% and a weighted average remaining maturity of 254 days. At June 30, 1998, Investments actually pledged had an estimated fair value of $3,688,992,580.

     At June 30, 1998, the repurchase agreements had the following remaining maturities:

           Within 30 days                                    $  2,982,671,915
           30 to 90 days                                           56,313,323
           Greater than 90 days                                   500,000,000
                                                             ----------------
                                                             $ 3,538,985,238
                                                             ================

     At June 30, 1998, $500,000,000 of the Company's Securities were subject to a repurchase agreement with a broker-dealer with a term of five years ending March 10, 2003. The borrowing rate of this repurchase agreement is three-month LIBOR plus 61.5 basis points and is capped at 6.365%.

5.   COMMON STOCK

     Sales of Common Stock - The Company's common stock was sold through several transactions as follows:

     The Company was initially capitalized with the sale of 6,000 shares of common stock on September 2, 1997, for a total of $15,005.

     The Company received commitments on September 15, 1997 for the purchase, in a private placement, of 1,014,000 shares of common stock for a total of $15,210,000, at $15.00 per share from certain officers, directors, proposed directors, employees and affiliates of the Company and LASER Advisers Inc. (the "Manager"). The sale of these shares was consummated at the time of the closing of the public offering.

     The Company received commitments on November 7, 1997 from several mutual funds under common management (the "Funds") for the purchase, in a private placement, of 3,333,333 shares of common stock for a total of $49,999,995. The sale of these shares was consummated at the time of the closing of the public offering.

     The Company has been informed by the Manager that a fund affiliated with the Manager entered into a total rate of return swap with a broker-dealer which provides that the affiliated fund bear the economic benefit and risk of directly holding 666,666 shares of the Company's common stock for a total of $9,999,990. Such shares of common stock were sold by the Company to such broker-dealer in a private placement without registration under the Securities Act of 1933.

     15,000,000 shares of common stock were sold through a public offering for $225,000,000. Syndication costs of $18,364,795 were deducted from the gross proceeds of the offerings.

     On January 2, 1998 and April 1, 1998, 25,000 shares (50,000 shares in the aggregate) of common stock were issued as deferred stock awards to certain employees of the Company.

     Dividends - During the three months ended June 30, 1998, the Company declared dividends to stockholders totaling $0.38 per share, which were paid on July 31, 1998. During the three months ended March 31, 1998, the Company declared dividends to stockholders totaling $0.43 per share, which were paid on April 30, 1998. For Federal income tax purposes, all dividends paid for the period are ordinary income to the Company's stockholders.

     Stock Repurchases - In March 1998, the Board of Directors of the Company approved the repurchase of up to $20 million of the Company's common stock. In June 1998, the Board of Directors increased the amount of common stock authorized to be repurchased to $30 million. Pursuant to this repurchase program, the Company repurchased 636,700 shares of its common stock for $6.4 million in open market transactions during the three months ended June 30, 1998. Such purchases were made at a weighted average price per share of $10.004 (excluding commissions). The total number of shares repurchased by the Company as of June 30, 1998 was 636,700. The repurchased shares have been returned to the Company's authorized but unissued shares of common stock.

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

     Average Stockholders' Equit          Annual Base Management Fee as a
                                    Percentage of Average Stockholders' Equity

       $0 to $500 million               1.0%

       $500 million to $1 billion       $5 million plus 0.8% of amounts
                                        in excess of $500 million

       $1 billion or more               $9 million plus 0.6% of amounts in
                                        excess of $1 billion

     The Manager also receives a quarterly incentive fee in an amount equal to 20% of the Net Income of the Company for the preceding fiscal quarter in excess of the amount that would produce an annualized Return on Average Stockholders' Equity for such fiscal quarter equal to the Ten-Year U.S. Treasury Rate plus 1%. For such calculations, the "Net Income" of the Company means the taxable income of the Company, within the meaning of the Code, less capital gains and capital appreciation included in taxable income, but before the Manager's incentive fee and before deduction of dividends paid.

     For purposes of both the management and incentive fee calculations, Average Stockholders' Equity means, for any period, stockholders' equity, calculated in accordance with GAAP, excluding any mark-to-market adjustments of the investment portfolio. The Company and the Manager have agreed that the provision for impairment charge on the Interest-Only securities in the Company's portfolio is not a mark-to-market adjustment for purposes of these calculations. For the three months ended June 30, 1998 management fees amounted to $694,113 and incentive fees were $497,493 and are included in General and Administrative Expenses. The Board of Directors of the Company with the approval of a majority of the Company's Board of Directors who are unaffiliated with the Manager is authorized to change the fees from time to time as agreed with the Manager. The Manager will be reimbursed for certain out-of-pocket expenses incurred on behalf of the Company.

7.   EARNINGS PER SHARE (EPS)

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting No. 128, Earnings Per Share (SFAS No. 128) which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the Basic EPS to the numerator and denominator of Basic EPS and Diluted EPS computation. The reconciliation is as follows:

                                   For the Three Months Ended                                 For the Six Months Ended
                                          June 30, 1988                                              June 30, 1988
                           Loss               Shares          Per-Share             Loss               Shares          Per-Share
                        (Numerator)        (Denominator)        Amount           (Numerator)        (Denominator)        Amount

Basic EPS            $ (21,670,294)         20,050,473        $   (1.08)       $ (13,140,641)         20,047,613      $   (0.66)
                     ==============         ==========        ==========       ==============         ==========      ===========
Diluted EPS          $ (21,670,294)         20,050,473        $   (1.08)       $ (13,140,641)         20,047,613      $   (0.66)
                     ==============         ==========        ==========       ==============         ==========      ===========

     The Company has deferred common stock totaling 350,000 shares outstanding. The receipt of the stock is contingent upon the holder's continued employment or service. The deferred common stock has been awarded and does not have an exercise or strike price. Such shares were not included in Diluted EPS as the Company has a loss from operations and including such amounts would be anti-dilutive.

     For the three months ended June 30, 1998, options to purchase 778,000 shares were outstanding during the period and were anti-dilutive because the strike price ($15.00) was greater than the average daily market price of the Company's common stock for the quarter ($14.587). Therefore, these options were excluded from Diluted EPS.

     For the six months ended June 30, 1998, 10,893 incremental shares would have been included in Diluted EPS representing 778,000 options exercisable at a strike price of $15.00 per share and an average market price of the Company's common stock for the quarter of $15.213. However, since the Company had a loss the inclusion of such shares would be anti-dilutive.

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

     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" for the options. Accordingly, no compensation cost for the Incentive Plan has been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123. For the Company's pro forma net earnings, the compensation cost will be amortized over the four-year vesting period of the options. The Company's net loss per share would have been reduced to the pro forma amounts indicated below:

                        For the Three Monts Ended  For the Six Months Ended
                              June 30, 1998               June 30, 1998
                        -------------------------  ------------------------
Net loss - as reported       $(21,670,294)                $(13,140,641)
Net loss - pro forma         $(21,685,368)                $(13,170,789)
Loss per share - as reported $      (1.08)             $         (0.66)
Loss per share - pro forma   $      (1.08)             $         (0.66)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three months and six months ended June 30, 1998: dividend yield of 11.47%; expected volatility of 18%; risk-free interest rate of 5.82%; and expected lives of ten years.

     The following table summarizes information about stock options outstanding:

                                             Weighted
                                              Average        Weighted
   Range of                                 Remaining        Average
   Exercise            Options             Contractual       Exercise
    Prices           Outstanding           Life (Yrs.)        Price

    $ 15.00            778,000                  9.3          $ 15.00
    =======            =======                  ===          =======

     The options become exercisable at the rate of 25% on each of January 2, 1998, January 2, 1999, January 2, 2000 and January 2, 2001, subject to the holder's continued employment or service.

     The compensation expense for the 400,000 shares of deferred stock will be amortized over a four-year period.

9.   INTEREST RATE SWAPS

     As of June 30, 1998, the Company is a party to interest rate swaps with original notional amounts as stated below. Under these agreements, the Company receives a floating rate and pays a fixed rate. These swaps are cancellable at the option of the Company on the fifth anniversary of their respective effective dates.

Non-Amortizing
  Notional
   Amount          Fixed                           Termination        Unrealized
(in thousands)      Rate         Floating Rate          Date          Loss in Value

  $ 350,000       7.4075%        1 month LIBOR        1/10/13         $ (10,045,000)
    550,000       7.4100%        1 month LIBOR        1/10/13           (15,840,000)
    135,000       7.3025%        1 month LIBOR        1/10/13            (2,835,000)
                                                                      --------------
                                                                      $ (28,720,000)
                                                                      ==============

     During the three-months ended June 30, 1998, the Company entered into and terminated interest rate swaps with notional amounts totaling $140 million and incurred a realized loss of $1,897,968, which is included as a reduction of the gain on sale of securities in the statement of operations.

10.  TAXABLE INCOME

     For the quarter ended June 30, 1998, income as calculated for tax purposes (taxable income) is estimated at approximately $6,100,000 or $0.30 per weighted average share. For the six-month period ended June 30,1998, taxable income is estimated at approximately $14,400,000 or $0.72 per weighted average share. Taxable income was different from income as calculated according to generally accepted accounting principles (GAAP income) as a result of differing treatments of premium and discount amortization and permanent impairment writedowns on Interest-Only Securities.

11.  SUBSEQUENT EVENTS

     On July 30, 1998, the Company's Board of Directors terminated the employment of Michael L. Smirlock as Chief Executive Officer and President and removed Mr. Smirlock from his post as Chairman of the Board. The Board's decision followed a report by special counsel to the Manager concerning pricing irregularities detected in the hedge funds managed by the Manager. The Company has been advised that day- to-day portfolio management decisions for the Manager on behalf the Company will be made by Peter T. Zimmermann and Robert J. Gartner. Messrs. Zimmermann and Gartner are Senior Vice President and Vice President - Operations of the Manager, respectively. The Board of Directors has retained Lehman Brothers Inc. to advise the Company on its strategic alternatives intended to maximize stockholder value.

     The Company also accepted the resignation of two of its directors, David A. Tepper and William Marshall, effective July 30, 1998. In addition, the Board elected Jonathan Ilany as a member of the Company's Board of Directors.


                                      *****

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's financial statements and notes thereto.

Forward-Looking Statements

     "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding the Company and its business, which are not historical facts, are "forward-looking statements" that involve risks and uncertainties. Risks and uncertainties, which could cause results to differ from those discussed in the forward-looking statements herein, are listed in the Company's Annual Report filed on form 10K.

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

Recent Developments

     On July 30, 1998, the Company's Board of Directors terminated the employment of Michael L. Smirlock as Chief Executive Officer and President and removed Mr. Smirlock from his post as Chairman of the Board. The Board's decision followed a report by special counsel to the Manager concerning pricing irregularities detected in the hedge funds managed by the Manager. The Company has been advised that day-to-day portfolio management decisions for the Manager on behalf the Company will be made by Peter T. Zimmermann and Robert J. Gartner. Messrs. Zimmermann and Gartner are Senior Vice President and Vice President - Operations of the Manager, respectively. The Board of Directors has retained Lehman Brothers Inc. to advise the Company on its strategic alternatives intended to maximize stockholder value.

     The Company also accepted the resignation of two of its directors, David A. Tepper and William Marshall, effective July 30, 1998. In addition, the Board elected Jonathan Ilany as a member of the Company's Board of Directors. Mr. Ilany is the Chief Executive Officer and a Director of Angiosonics, Inc., a private medical device company with operations in the United States and Israel. Prior to joining Angiosonics, Inc. in 1996, Mr. Ilany was, since 1987, a Senior Managing Director of Bear, Stearns & Co. Inc., and served on the Board of Directors of The Bear Stearns Companies Inc. until 1995. Mr. Ilany holds a B.A. and an M.B.A. from the University of San Francisco. On August 3, 1998, the Company filed a Current Report on Form 8-K in connection with these developments.

     In June 1998, the Board of Directors increased the amount of common stock authorized to be repurchased under the Company's stock repurchase program to $30 million. Pursuant to the repurchase program, to date the Company has repurchased 1,546,800 shares of its common stock for $15.2 million in open market transactions. Such purchases were made at a weighted average price per share of $9.80 (excluding commission costs). The repurchased shares have been returned to the Company's authorized but unissued shares of common stock.

Results of Operations for the Quarter Ended June 30, 1998
   and for the Six Months Ended June 30, 1998

Net Loss Summary

     For the quarter ended June 30, 1998, income before giving effect to charges relating to the permanent impairment of certain Interest-Only Securities ("IOs") was $6,947,452, or $0.35 per weighted average share. After giving effect to the impairment charges of $(28,617,746), or $(1.43) per weighted average share, the Company had a net loss of $(21,670,294), or $(1.08) per weighted average share for the quarter ended June 30, 1998. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, which was 20,050,473 for the quarter. Dividends were $0.38 per weighted average share, $7,626,600 in total. Return on average equity was (8.00)% on an unannualized basis (after giving effect to the impairment charges), for the quarter ended June 30, 1998.

     For the six months ended June 30, 1998, net income before giving effect to the impairment charges was $15,477,105, or $0.77 per weighted average share. After giving effect to the impairment charges, for the six-month period ended June 30, 1998, the Company had a net loss of $(13,140,641), or $(0.66) per weighted average share. The weighted average number of shares of common stock outstanding for the six-month period was 20,047,613. Dividends were $0.81 per weighted average share, $16,245,949 in total. Return on average equity was (4.79)% on an unannualized basis (after giving effect to the impairment charges), for the six-month period ended June 30, 1998.

     During the second quarter of 1998, the Company's net income (before giving effect to the impairment charges) declined as a result of a reduction in the income from its Mortgage Securities due to the effect of increasing prepayments. The Company, based on its current estimates of future prepayments and the shape of the yield curve, wrote down (took an impairment charge of $28,617,746 on) its floating-rate Interest-Only Securities which had amortized cost greater than their market value. As of June 30, 1998, all of the Company's floating-rate IOs were written down to their estimated fair market value, and such writedown is reflected in the Company's statement of operations. This writedown reduced GAAP income by $(28,617,746), or $(1.43) per weighted average share. This writedown did not affect the Company's taxable income or total stockholders' equity.

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

Taxable Income and GAAP Income

     For the quarter ended June 30, 1998, income as calculated for tax purposes (taxable income) is estimated at approximately $6,100,000 or $0.30 per weighted average share. For the six-month period ended June 30,1998, taxable income is estimated at approximately $14,400,000 or $0.72 per weighted average share. Taxable income was different from income as calculated according to generally accepted accounting principles (GAAP income) as a result of differing treatments of premium and discount amortization and permanent impairment writedowns on Interest-Only Securities.

     GAAP income and taxable income could also differ for other reasons. For example, the Company may take credit provisions which would affect GAAP income whereas only actual credit losses are deducted in calculating taxable income. In addition, general and administrative expenses may differ due to differing treatment of leasehold amortization, certain stock option expenses and other items. As of June 30, 1998, the Company had not taken credit provisions because 91% of Investments acquired by the Company through June 30, 1998 had been Mortgage Securities issued by government agencies which, although not rated, carry an implied "AAA" rating.

     The distinction between taxable income and GAAP income is important to the Company's stockholders because dividends are declared on the basis of taxable income. While the Company does not pay taxes so long as it satisfies the requirements from exemption from taxation pursuant to the REIT Provisions of the Code, each year the Company completes a corporate tax form wherein taxable income is calculated as if the Company were to be taxed. This taxable income level determines the amount of dividends the Company intends to pay out over time.

Interest Income and Average Earning Asset Yield

     The Company had average earning assets of $3,765.6 million and $3,642.3 million for the quarter and six-month period ended June 30, 1998, respectively. The table below shows, for the quarter and six-month period ended June 30, 1998, the Company's average balance of cash equivalents, loans and securities, the yields earned on each type of earning assets, the yield on average earning assets and interest income.

                           AVERAGE EARNING ASSET YIELD
                             (dollars in thousands)

                                                                                            Yield on    Yield on
                                                     Average                   Yield on     Average     Average
                                        Average     Amortized     Average      Average     Amortized    Interest
                                          Cash       Cost of      Earning        Cash       Cost of     Earning    Interest
                                      Equivalents   Securities     Assets    Equivalents   Securities    Assets     Income

For the Quarter Ended June 30, 1998    $57,059      $3,708,502  $ 3,765,561     5.82%         6.72%      6.71%    $ 59,675
For the Six Months Ended June 30, 1998 $66,135      $3,576,170  $ 3,642,305     5.82%         6.72%      6.70%    $114,823

Interest Expense and the Cost of Funds

     The Company had average borrowed funds of $3,539.1 million and total interest expense of $51.1 million for the quarter ended June 30, 1998. The average cost of funds was 5.72% for the same period. For the six-month period ended June 30, 1998, the Company had average borrowed funds of $3,377.7 million and total interest expense of $96.3 million with an average cost of funds of 5.67%. The Company anticipates that its largest expense will usually be the cost of borrowed funds. Interest expense is calculated in the same manner for GAAP and tax purposes.

     With the Company's current asset/liability management strategy, changes in the Company's cost of funds are expected to be closely correlated with changes in one-month LIBOR, although the Company may choose to extend the maturity of its liabilities at any time. The Company's average cost of funds was 0.02% above one-month LIBOR for the six months ended June 30, 1998 and 0.06% above one-month LIBOR for the three months ended June 30,1998. The Company generally has structured its borrowings to adjust with one-month LIBOR. During the quarter ended June 30, 1998, average one-month LIBOR, which was 5.66%, was 0.09% lower than average six-month LIBOR, which was 5.75%.

     The table below shows, for the quarter and six-month period ended June 30, 1998, the Company's average borrowed funds and average cost of funds as compared to average one and six-month LIBOR.

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
                                     Borrowed    Interest   Cost of   One-Month Six-Month   Six-Month   One-Month    Six-Month
                                      Funds       Expense    Funds      LIBOR     LIBOR       LIBOR       LIBOR        LIBOR

For the Quarter Ended
   June 30, 1998                  $ 3,539,147    $ 51,136     5.72%      5.66%     5.75%      -0.09%       0.06%      -0.03%
For the Six-Months Ended
   June 30, 1998                  $ 3,377,684    $ 96,279     5.67%      5.65%     5.71%      -0.06%       0.02%      -0.04%

Interest Rate Swaps

     During the quarter and six-month period ended June 30, 1998, the Company has outstanding the interest rate swaps with original notional amounts stated below. Under these agreements, the Company receives a floating rate and pays a fixed rate. As part of its asset/liability management process, the Company may enter into interest rate agreements such as interest rate caps, floors and swaps. The agreements are entered into to reduce interest rate risk and would be designed to provide income and capital appreciation to the Company in the event of certain changes in interest rates.

                            INTEREST RATE SWAP TERMS
                             (dollars in thousands)

                                                                         Average
                                             Notional       Fixed       Floating         Net
                                              Amount         Rate         Rate           Loss

For the Quarter Ended June 30, 1998         $  1,035,000    7.40%         5.66%     $   (4,460)
For the Six Months Ended June 30, 1998      $  1,035,000    7.40%         5.65%     $   (8,455)

     During the three-months ended June 30, 1998, the Company entered into and terminated interest rate swaps with notional amounts totaling $140 million and incurred a realized loss of $1,897,968, which is included as a reduction of the gain on sale of securities in the statement of operations.

Net Interest Income

     Net interest income, which equals interest income less interest expense, totaled $8,539,308 and $18,543,614 for the quarter and six-month period ended June 30, 1998, respectively. Net interest rate spread, which equals the yield on the Company's interest earning assets (excluding cash) less the average cost of funds for the period was 1.00% and 1.05% for the quarter and the six-month period ended June 30,1998, respectively.

     The table below shows interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarter and six-month period ended June 30, 1998.

                               NET INTEREST INCOME
                             (dollars in thousands)


                                                                Net                  Yield
            Average                              Interest     Interest                 on      Average
          Amortized    Interest                  Income        Income               Average    Balance              Average
             Cost       Income      Average        on            on        Total    Interest     of                   Cost     Net
              of          on          Cash        Cash       Contractual  Interest  Earning   Repurchase  Interest     of   Interest
          Securities  Investments  Equivalents  Equivalents  Equivalents   Income   Assets    Agreements  Expense    Funds   Income

For the
Quarter Ended
 June 30,
 1998      $ 3,708,502  $ 62,975    $57,059       $1,160    $(4,460)       $ 59,675   6.71%    $3,539,147 $51,136    5.72%  $ 8,539
For the
 Six Months
 Ended
 June 30,
 1998      $ 3,576,170  $120,855    $66,135       $2,423    $(8,455)       $ 114,823  6.70%    $3,377,684 $96,279    5.67%  $18,544

Gains and Losses on Sales of Securities

     For the quarter ended June 30, 1998, the Company sold Securities with an aggregate historical amortized cost of $880.9 million for an aggregate gain of $510,627. For the six-month period ended June 30, 1998, the Company sold Securities with an aggregate historical amortized cost of $2.2 billion for a net gain of $1,265,801. The difference between the sale price and the historical amortized cost of the securities is a realized gain and increased income accordingly.

Credit Considerations

     The Company has not experienced credit losses on its investment portfolio to date, but losses may be experienced in the future. At June 30, 1998, the Company had limited its exposure to credit losses on its portfolio by holding 91% of its Investments in Mortgage Securities issued by governmental agencies which, although not rated, carry an implied "AAA" rating.

General and Administrative Expenses

     General and administrative expenses ("operating expense" or "G&A expense") were $2,102,483 and $4,332,310 for the quarter and the six-month period ended June 30, 1998, respectively, consisting of management fees paid to the Manager of $694,113 and $1,399,743, incentive fees payable to the Manager of $497,493 and $1,449,002 and professional and other miscellaneous fees. There were no differences in the calculation of G&A expense for taxable and GAAP income purposes. The "Efficiency Ratio" is the G&A expense divided by the net interest income.

                               G&A EXPENSE RATIOS
                             (dollars in thousands)

                                                                                              Total G&A    Total G&A
                                                                                              Expense/     Expense/
                                                            Deferred    Other      Total       Average      Average     Efficiency
                                      Management Incentive   Stock       G&A         G&A       Assets       Equity         Ratio
                                        Fee         Fee     Expense    Expense    Expense   (Annualized) (Annualized)  (Annualized)
For the Quarter Ended June 30, 1998    $  694   $  497       $406        $505     $2,102      0.22%        3.11%        26.55%
For the Six Months Ended June 30, 1998 $1,400   $1,449       $772        $711     $4,332      0.22%        3.19%        24.17%

Net Loss and Return on Average Equity

     Net loss was $(21.7) million and $(13.1) million for the quarter and six-month period ended June 30, 1998, respectively. Return on average equity for the quarter and six-month period ended June 30, 1998, was (8.00)% and (4.79)% on an unannualized basis, respectively. The table below shows, on an unannualized basis, for the quarter and six-month period ended June 30, 1998, the Company's net interest income, gain on sale of securities and G&A expense each as a percentage of average equity, and the return on average equity.

                     COMPONENTS OF RETURN ON AVERAGE EQUITY


                                           Net Interest    Gain on Sale     Impairment
                                              Income/      of Securities      Loss on       G&A Expense/
                                              Average        Average       Interest-Only       Average        Return on
                                              Equity         Equity         Securities         Equity      Average Equity
For the Quarter Ended June 30, 1998             3.15%         0.19%          (10.57)%           0.77%         (8.00)%
For the Six Months Ended June 30, 1998          6.76%         0.46%          (10.44)%           1.57%         (4.79)%

Dividends and Taxable Income

     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of securities. For the six months ended June 30, 1998, earned dividend declarations exceeded estimated taxable income by approximately $1,846,000, or $0.09 per share, based on the weighted average number of shares of common stock outstanding during the period.

                                DIVIDEND SUMMARY
                             (dollars in thousands)

                                                              Estimated                                        Dividends
                                     Estimated    Weighted     Taxable   Dividend Per                         in Excess of
                                      Taxable     Average        Net       Weighted                Dividend    Estimated
                                        Net        Common      Income      Average      Total      Pay-Out      Taxable
                                       Income      Shares     Per Share     Share     Dividends     Ratio        Income
For the Six Months Ended
   June 30, 1998                      $14,400    20,047,613     $0.72       0.81        $16,246     112.8%      $(1,846)

Financial Condition

     Investments

     At June 30, 1998, the Company's Investments consisted of: $109,835,196 fixed/floating rate mortgage securities issued by government agencies ("Agency Fixed/Floating Rate Mortgage Securities"); $2,923,801,720 fixed rate pass-through mortgage securities issued by government agencies ("Agency Fixed Rate Pass-Throughs"); $60,807,832 emerging market sovereign debt securities ("Emerging Market Bonds"); $114,328,350 subordinate mortgage securities ("Mortgage Subordinates"); $36,115,129 other debt securities ("Non-Mortgage Subordinates"); $52,407,949 principal only mortgage securities ("Principal Only Securities"); $36,429,051 fixed/floating rate mortgage securities issued by non-governmental entities ("Non-Agency Fixed/Floating Rate Mortgage Securities"); and $10,152,847 Mortgage Loans.

     At December 31, 1997, the Company's Investments consisted of:
$3,312,894,006 Fixed Rate Agency Pass-Throughs; $48,500,711 Emerging Market Bonds; $47,988,472 Mortgage Subordinates; $9,959,375 Non-Mortgage Subordinates; $36,171,060 Principal Only Securities; and $9,747,906 Non-Agency Fixed/Floating Rate Mortgage Securities.

     The Company's Agency Fixed Rate Pass-Through portfolio has been reduced since December 31, 1997 through amortization, prepayments and selected sales. The Company's investments in Other Securities increased significantly as the Company continues to emphasize investment in these higher yielding securities.

     Discount balances are accreted as an increase in interest income over the life of discount investments and premium balances are amortized as a decrease in interest income over the life of premium investments. At June 30, 1998, the Company had on its balance sheet (excluding IOs) $60,848,213 total unamortized discount (which is the difference between the remaining principal value and the current historical amortized cost of investments acquired at a price below principal value) and $25,805,426 unamortized premium (which is the difference between the remaining principal amount and the current historical amortized cost of investments acquired at a price above principal value). The Company also had $90,853,884 unamortized premium on IO securities.

     Mortgage principal repayments received were $147.9 million for the period ended June 30, 1998. Given the Company's current portfolio composition, if mortgage principal repayment rates increase over the life of the Mortgage Securities comprising the current portfolio, all other factors being equal, the Company's net interest income should decrease during the life of such Mortgage Securities as the Company will be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates decrease over the life of such Mortgage Securities, all other factors being equal, the Company's net interest income should increase during the life of such Mortgage Securities as the Company will amortize its net premium balance over a longer time.

     The table below summarizes the Company's Investments at June 30, 1998.

                           SECURITIES (EXCLUDING IOs)
                             (dollars in thousands)

                                                                       Amortized                  Estimated
                                                                        Cost to                   Fair Value
                              Principal       Net        Amortized     Principal     Estimated   to Principal
                               Amount      Discount        Cost         Amount      Fair Value      Amount

June 30, 1998               $ 3,349,660   $ (35,402)   $ 3,314,258      98.94%      $ 3,333,725      99.52%

                                 MORTGAGE LOANS
                             (dollars in thousands)

                                                                       Amortized                  Estimated
                                                                        Cost to                   Fair Value
                              Principal       Net        Amortized     Principal     Estimated   to Principal
                               Amount       Premium        Cost         Amount      Fair Value      Amount

June 30, 1998                 $ 9,794       $ 359        $ 10,153       103.67%      $ 10,153      103.67%

                                  IO SECURITIES
                             (dollars in thousands)

                                                                       Amortized                  Estimated
                                                                        Cost to                   Fair Value
                              Notional        Net        Amortized     Notional      Estimated   to Notional
                               Amount       Premium      Cost (1)       Amount      Fair Value      Amount

June 30, 1998               $ 1,185,414    $ 90,854      $ 90,854        7.66%      $ 88,484        7.46%

--------------------

(1)  After provision for impairment.

                           INVESTMENT CHARACTERISTICS
                             (dollars in thousands)

                                  Principal/        Weighted
                                   Notional         Average
                                    Amount        Coupon Rate

June 30, 1998                     $4,544,867         5.54%

     The table below shows unrealized gains and losses on the Securities in the Company's portfolio at June 30, 1998.

                           UNREALIZED GAINS AND LOSSES


                                                           At June 30, 1998
                                                        (dollars in thousands)

Unrealized Gain                                                $25,654
Unrealized Loss                                                (37,277)
Net Unrealized Loss                                            (11,623)
Net Unrealized Loss as % of Securities Principal/
  Notional Amount                                                -0.26%
Net Unrealized Loss as % of Securities Amortized Cost            -0.34%

Interest Rate Swaps

     Interest rate swaps are carried on the balance sheet at fair value. At June 30, 1998, there were $28,720,000 in unrealized losses on interest rate swaps.

Borrowings

     To date, the Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's Investments. These borrowings appear on the balance sheet as repurchase agreements. At June 30, 1998, the Company had established uncommitted borrowing facilities in this market with twenty lenders in amounts which the Company believes are in excess of its needs. Substantially all of the Company's Investments are currently accepted as collateral for such borrowings. The Company has not established, and currently does not intend to establish permanent lines of credit. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company's financing objectives.

     For the quarter ended June 30, 1998, the term to maturity of the Company's borrowings has ranged from one day to five years, with a weighted average remaining maturity of 254 days at June 30, 1998. At June 30, 1998, the Company had outstanding $3,538,985,238 of repurchase agreements. Many of the Company's borrowings have a cost of funds which adjusts monthly based on a fixed spread over or under one-month LIBOR. At June 30, 1998, the weighted average cost of funds for all of the Company's borrowings was 5.74%. At June 30, 1998, Investments actually pledged had an estimated fair value of $3,688,992,580.

     At June 30, 1998, $500,000,000 of the Company's Securities were subject to a repurchase agreement with a broker-dealer with a term of five years ending March 10, 2003. The borrowing rate of this repurchase agreement is three-month LIBOR plus 61.5 basis points and is capped at 6.365%.

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

Stockholders' Equity

     The Company uses "available-for-sale" treatment for its Securities; these assets are carried on the balance sheet at estimated market value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at June 30, 1998 was $235.2 million, or $12.10 per share. If the Company had used historical amortized cost accounting, the Company's equity base at June 30, 1998 would have been $246.8 million, or $12.70 per share.

     With the Company's "available-for-sale" accounting treatment, unrealized fluctuations in market values of assets do not impact GAAP net income or taxable income but rather are reflected on the balance sheet by changing the carrying value of the assets and reflecting the change in stockholders' equity under "Accumulated Other Comprehensive Income" and in the statement of operations under "Other Comprehensive Income (Loss)." By accounting for its assets in this manner, the Company hopes to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

     As a result of this mark-to-market accounting treatment, the book value and book value per share of the Company are likely to fluctuate far more than if the Company used historical amortized cost accounting. As a result, comparison with companies that use historical cost accounting for some or all of their balance sheet may be misleading.

     Unrealized changes in the estimated net market value of Securities have one direct effect on the Company's potential earnings and dividends: positive market-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes in the net market value of the Company's Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Accumulated Other Comprehensive Income (Loss)" was $(11.6) million, or (0.34)% of the amortized cost of Securities at June 30, 1998.

     The table below shows the Company's equity capital base as reported and on a historical amortized cost basis at June 30, 1998. The historical cost equity basis is influenced by issuances of Common Stock, the level of GAAP earnings as compared to dividends declared, and other factors. The GAAP reported equity base is influenced by these factors plus changes in the "Accumulated Other Comprehensive Income" account.

                              STOCKHOLDERS' EQUITY
                  (dollars in thousands, except per share data)

                                                           Net Unrealized       GAAP       Historical        GAAP
                                             Historical       Losses on       Reported      Amortized      Reported
                                              Amortized        Assets          Equity         Cost          Equity
                                             Cost Equity      Available         Base         Equity      (Book Value
                                                Base           for Sale     (Book Value)    Per Share     Per Share)

For the Quarter Ended June 30, 1998           $246,821        $(11,623)       $235,198       $12.70         $12.10

Capital and Leverage Policies

     The Company's operations are highly leveraged. Initially, the Company financed its acquisition of Investments through proceeds of its initial public offering and several private placements, and currently finances acquisitions primarily by borrowing against or "leveraging" its existing portfolio and using the proceeds to acquire additional Investments. The Company incurs, and expects to continue to incur, debt such that it maintains an equity-to-assets ratio of between 6% to 10%, although the actual ratio may be higher or lower from time to time depending on market conditions and other factors deemed relevant by the Manager, subject to the review of the Company's Board of Directors. At June 30, 1998, the Company's equity-to-assets ratio was 5.94%. The equity-to-assets ratio is total stockholders' equity as a percentage of total assets. For purposes of calculating the equity-to-assets ratio, the Company's total assets include the value of the Company's investment portfolio on a marked-to-market-basis. For purchased Investments, the Company obtains market quotes for its Investments from independent broker-dealers that make markets in securities similar to those in the Company's portfolio. The Company's total stockholders' equity, for purposes of this calculation, equals the Company's stockholders' equity determined in accordance with GAAP. The Board of Directors has discretion to deviate from or change the Company's indebtedness policy at any time. However, the Company intends to maintain an adequate capital base to protect against interest rate environments in which the Company's financing and hedging costs might exceed interest income from its Investments. These conditions could occur, for example, when, due to interest rate fluctuations, interest income on the Company's Investments (which occur during periods of rapidly rising interest rates or during periods when the Mortgage Loans in the portfolio are prepaying rapidly) lags behind interest rate increases in the Company's variable rate borrowings. The Company enters into hedging transactions in an effort to protect its assets and liabilities, such hedging transactions include interest rate swaps, IOs, the purchase or sale of interest rate collars, caps or floors and options.

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

Year 2000 Compliance

     As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. The Manager is in the process of working with its own and with the Company's service providers to prepare for the year 2000. Based on information currently available, the Company and the Manager do not expect that the Company will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     At June 30, 1998, there were no legal proceedings to which the Company was a party or of which any of its property was subject.


Item 2.  Changes in Securities and Use of Proceeds

     Not applicable.

Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on May 12, 1998. The following matters were voted on at the Annual Meeting:

(1)  Election of Director. The following person was elected as a director:

                                Number of Shares
                                                                Voted against
                            Name               Voted for          or withheld
                  Stuart H. Coleman          15,981,638              15,030

(2) Appointment of Independent Auditors. The stockholders approved the appointment of Deloitte & Touche LLP as independent auditors for the Company for the year 1998. There were 15,979,198 shares voted for approval; 6,100 shares voted against; 11,370 abstentions, and 4,048,331 shares not voting.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     Exhibit 27.1 - Financial Data Schedule

     (b) Reports

     On May 1, 1998, the Company filed a Current Report on Form 8-K regarding a press release issued by the Company announcing its earnings for the quarter ended March 31, 1998. On June 25, 1998, the Company filed a Current Report on Form 8-K regarding the Board of Directors' declaration of a quarterly cash dividend to the Company's stockholders equal to $0.38 per share of common stock to stockholders of record June 30, 1998 and authorization of an increase in its stock repurchase program.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LASER MORTGAGE MANAGEMENT, INC.

Dated: August 13, 1998

                                         By:/s/ Peter T. Zimmermann
                                            --------------------------------
                                            Peter T. Zimmermann
                                            Chief Operating Officer
                                            (authorized officer of registrant)


Dated: August 13, 1998

                                         By:/s/ Thomas G. Jonovich
                                            -------------------------------
                                            Thomas G. Jonovich
                                            Chief Financial Officer (principal
                                            accounting officer)

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