Form 10-Q
period 1998-09-30
LASER MORTGAGE MANAGEMENT INC
filed 1998-11-17
CIK 1046099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                               September 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
      For the transition period from _______________ to __________________

                         Commission file number: 1-13447

                         LASER MORTGAGE MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

       MARYLAND                                 22-3535916
 (State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)             Identification No.)


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

Yes  X     No ___

          Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date: 18,466,199 shares of common stock, $0.001 par value, outstanding as of November 12, 1998.

                         LASER MORTGAGE MANAGEMENT, INC.


                                    FORM 10-Q

                                      INDEX


PART I. FINANCIAL INFORMATION...............................................3
         Item 1.  Financial Statements......................................3
                  Balance Sheet at September 30, 1998 (Unaudited) and
                           December 31, 1997................................3
                  Statement of Operations for the Three Months Ended
                           September 30, 1998  (Unaudited) and Nine Months
                           Ended September 30, 1998  (Unaudited)............5
                  Statement of Stockholders's Equity for the Nine Months
                           Ended September 30, 1998 (Unaudited)..............7
                  Statement of Cash Flows for the Nine Months Ended
                           September 30, 1998  (Unaudited)...................10
                  Notes to Financial Statements for the Nine Months
                           Ended September 30,  1998 (Unaudited).............11
         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations...............21
PART II. OTHER INFORMATION...................................................36
         Item 1.  Legal Proceedings..........................................36
         Item 2.  Changes in Securities and Use of Proceeds..................36
         Item 3.  Defaults Upon Senior Securities............................36
         Item 4.  Submission of Matters to a Vote of Security Holders None
         Item 5.  Other Information..........................................36
         Item 6.  Exhibits and Reports on Form 8-K...........................36

                         PART I. FINANCIAL INFORMATION

Item 1.                    Financial Statements

LASER MORTGAGE MANAGEMENT, INC.
BALANCE SHEET AT                                                      SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                                                         (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                             $   24,674,797            $ 82,626,526
Receivable for securities sold                                               --                   67,208,943
Investment in securities at fair value                                 2,215,192,770           3,616,733,170
Investment in mortgage loans at amortized cost                             9,246,381                 --
Accrued interest receivable                                               16,431,875              21,170,369
Margin deposits                                                           62,396,863               5,500,000
                                                                     -----------------        ---------------

         Total assets                                                $ 2,327,942,686         $ 3,793,239,008
                                                                     ================        ================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Repurchase agreements                                              $ 2,029,801,000         $ 2,747,060,588
  Payable for securities purchased                                        68,465,077             747,594,232
  Accrued interest payable                                                 5,566,582               8,348,831
  Interest rate swaps at fair value                                       42,075,000               3,114,900
  Dividends payable                                                        7,022,096               2,602,600
  Accounts payable                                                           386,334               1,756,187
  Payable to Manager                                                         143,556                 327,850
                                                                     -----------------       -----------------

        Total liabilities                                              2,153,459,645           3,510,805,188
                                                                     -----------------       -----------------

STOCKHOLDERS' EQUITY:
  Common stock: par value $.001 per share;
    100,000,000 shares authorized, 20,094,999 and 20,019,999
    shares issued, respectively                                               20,095                  20,020
  Additional paid-in capital                                             282,886,975             281,840,175
  Accumulated other comprehensive (loss) income                          (16,830,704)                603,821
  Distributions in excess of net loss                                    (75,873,276)                (30,196)
  Treasury stock at cost (1,615,800 shares)                              (15,720,049)                  --
                                                                      ----------------          ---------------

           Total stockholders' equity                                    174,483,041             282,433,820
                                                                      ----------------        ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $2,327,942,686         $ 3,793,239,008
                                                                      =================      =================

                                        See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.

STATEMENT OF OPERATIONS
FOR THE
                                                                      THREE MONTHS               NINE MONTHS
                                                                         ENDED                      ENDED
                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                                          1998                       1998
                                                                      (UNAUDITED)                (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Mortgage loans and securities                                      $ 48,934,346              $ 161,334,678
  Cash and cash equivalents                                             1,035,186                  3,457,713
                                                                     --------------            --------------

           Total interest income                                       49,969,532                164,792,391
                                                                     --------------            --------------
INTEREST EXPENSE:
  Repurchase agreements                                                43,412,378                139,691,623
                                                                     --------------            --------------

NET INTEREST INCOME                                                     6,557,154                 25,100,768

LOSS ON SALE OF SECURITIES                                            (21,990,909)               (20,725,108)

IMPAIRMENT LOSS ON INTEREST-ONLY
  SECURITIES                                                          (22,412,673)               (51,030,419)

GENERAL AND ADMINISTRATIVE EXPENSES                                     1,662,319                  5,994,629
                                                                    ---------------            ---------------

NET LOSS                                                            $ (39,508,747)             $ (52,649,388)
                                                                   =================           ===============

Unrealized loss  on securities:
  Unrealized holding loss arising during period                       (27,199,052)               (38,159,633)
  Add: reclassification adjustment for losses included in
     net loss                                                          21,990,909                 20,725,108
                                                                   -----------------           ----------------
Other comprehensive loss                                               (5,208,143)               (17,434,525)
                                                                   -----------------           ----------------
Comprehensive loss                                                 $   44,716,890)             $ (70,083,913)
                                                                   =================           ================

NET LOSS PER SHARE:
  Basic                                                            $       ( 2.10)             $      ( 2.68)
                                                                   =================           ================
  Diluted                                                          $        ( 2.10)            $      ( 2.68)
                                                                   =================           ================

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:
  Basic                                                                18,788,275                 19,623,221
                                                                   ==================          ================
  Diluted                                                              18,788,275                 19,623,221
                                                                   ==================          ================

                       See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          Accumulated       Dividends
                               Common      Additional    Comprehensive    Other             In              Treasury
                               Stock       Paid-in       Income           Comprehensive     Excess          Stock
                               Par         Capital       (Loss)           Income            of Net Income   at Cost          Total
                               Value                                      (Loss)            (Loss)
BALANCE,
  DECEMBER 31, 1997          $ 20,020      $ 281,840,175    -              $  603,821      $ (30,196)         -       $282,433,820
Comprehensive income (loss)

  Net income                     -               -        8,529,653             -          8,529,653          -          8,529,653
  Other comprehensive loss
   Unrealized loss on
    securities, net of
    reclassification adjustment  -               -      (14,190,050)     (14,190,050)           -             -        (14,190,050)
                                                        ------------
Comprehensive loss               -               -     $(5,660,397)             -               -             -
Common stock issued               25          365,600                           -               -             -            365,625

  Dividends declared -
    $0.43 per share              -               -                              -         (8,619,350)         -         (8,619,350)
                             ---------   ------------                   ------------    ------------     ----------   ------------
BALANCE, MARCH 31, 1998      $20,045     $282,205,775                   $(13,586,229)   $   (119,893)    $    -       $268,519,698
                             =========   ============                   =============   ==============   ==========    ============

LASER MORTGAGE MANAGEMENT, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED) (CONTINUED)
----------------------------------------------------------------------------------------------------------------------------------
                                                                            Accumulated       Dividends
                                Common      Additional     Comprehensive    Other             In             Treasury
                                Stock       Paid-in        Income           Comprehensive     Excess         Stock
                                Par         Capital        (Loss)           Income            of Net Income  at Cost         Total
                                Value                                       (Loss)            (Loss)
BALANCE,
  MARCH 31, 1998              $ 20,045     $ 282,205,775   $  -            $(13,586,229)      $ (119,893)    $ -      $ 268,519,698

Comprehensive income (loss)

  Net loss                       -               -          (21,670,294)          -          (21,670,294)      -        (21,670,294)
  Other comprehensive income (loss)
   Unrealized gains on
   securities, net of
   reclassification adjustment   -               -            1,963,668      1,963,668           -             -          1,963,668
                                                           -------------
Comprehensive loss               -               -         $(19,706,626)          -              -             -              -
                                                           =============
Repurchase of common stock       -               -                                -              -       (6,395,134)     (6,395,134)

Common stock issued               25            406,225                           -              -             -            406,250

  Dividends declared -
    $0.38 per share              -                -                               -           (7,626,600)      -         (7,626,600)
                              -------        --------------              ----------------     -----------  --------     -----------

BALANCE,
  JUNE 30, 1998              $20,070       $282,612,000                   $(11,622,561)     $(29,416,787)$(6,395,134)  $235,197,588
                             =========     ================               ==============    ============= ============ =============

LASER MORTGAGE MANAGEMENT, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED) (CONCLUDED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Accumulated        Dividends
                              Common       Additional      Comprehensive   Other              In            Treasury
                              Stock        Paid-in         Income          Comprehensive      Excess        Stock
                              Par          Capital         (Loss)          Income             of Net        at Cost         Total
                              Value                                        (Loss)             Income
                                                                                              (Loss)
BALANCE,
  JUNE 30, 1998              $20,070     $282,612,000                   $(11,622,561)    $(29,416,787)  $ (6,395,134)  $235,197,588

Comprehensive loss
 Net loss                       -              -        (39,508,747)           -         (39,508,747)        -         (39,508,747)

  Other comprehensive loss
  Unrealized losses on
  securities, net of
  reclassification adjustment   -               -        (5,208,143)      (5,208,143)         -              -          (5,208,143)
                                                       -------------
Comprehensive loss              -               -      $(44,716,890)           -              -              -               -
Repurchase of common stock      -               -                              -              -          (9,324,915)    (9,324,915)

Common stock issued            25           274,975                            -              -              -             275,000

Dividends declared
  - $0.38 per share             -               -                              -          (6,947,742)        -          (6,947,742)
                           -----------  --------------                    -----------    -----------     ------------   -----------
BALANCE,
SEPTEMBER 30, 1998          $20,095     $282,886,975                      $(16,830,704) $(75,873,276)   $(15,720,049)  $174,483,041
                           ===========  ===============                   ============= =============   =============  ============

Unrealized holding losses
arising during period                                    $ (38,159,633)
Add: reclassification
adjustment for losses
  included in net loss                                      20,725,108
                                                           -------------
Net unrealized losses on                                 $ (17,434,525)
  securities                                             ================

            See notes to financial statements.


LASER MORTGAGE MANAGEMENT, INC.

STATEMENT OF CASH FLOWS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1998 (UNAUDITED)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $ (52,649,388)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization of mortgage premiums and discounts, net                            14,318,262
    Impairment loss on interest-only securities                                     51,030,419
    Loss on sale of securities                                                      20,725,108
    Decrease in accrued interest receivable                                          4,738,494
    Increase in margin deposits                                                    (56,896,863)
    Decrease in accrued interest payable                                            (2,782,249)
    Decrease in accounts payable                                                    (1,554,147)
                                                                                ----------------

        Net cash used in operating activities                                      (23,070,364)
                                                                                ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities                                                        (2,989,589,332)
  Purchase of mortgage loans                                                       (11,912,075)
  Proceeds from sale of securities                                               3,477,020,779
  Principal payments on securities                                                 240,306,221
                                                                                ----------------

       Net cash provided by investing activities                                   715,825,593
                                                                                ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                                           33,414,807,277
  Principal payments on repurchase agreements                                  (34,132,066,865)
  Net payments from issuance (repurchase) of common stock                          (14,673,174)
  Dividends paid                                                                   (18,774,196)
                                                                                ----------------
        Net cash used in financing activities                                     (750,706,958)
                                                                                ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (57,951,729)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      82,626,526

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   24,674,797
                                                                                ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Interest paid                                                                 $  142,473,872
  Noncash financing activities:
    Net change in unrealized loss on available-for-sale securities              $  (17,434,525)
                                                                                =================

    Dividends declared, not yet paid                                            $    7,022,096
                                                                                =================


                       See notes to financial statements.

 LASER MORTGAGE MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

          LASER Mortgage Management, Inc. (the "Company") was incorporated in Maryland on September 3, 1997. The Company commenced its operations on November 26, 1997 (see Note 5).

          BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. The interim financial statements for the three- and nine-month periods are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the period ended December 31, 1997. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. Prior period financial statements have been reclassified, where appropriate, to conform to the 1998 presentation.

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

          Unrealized losses on Securities that are considered other-than-temporary, as measured by the amount of decline in fair value attributable to factors other than temporary factors, are recognized in income and the cost basis of the Securities is adjusted. Other-than-temporary unrealized losses are based on management's assessment of various factors affecting the expected cash flow from the Securities, including the level of interest rates, an other-than-temporary deterioration of the credit quality of the underlying mortgages and/or the credit protection available to the related mortgage pool and a significant change in the prepayment characteristics of the underlying collateral.

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

          During the term of the interest rate swap, changes in value are recognized on the balance sheet as interest rate swaps at fair value and included among assets (if there is a net unrealized gain) or among liabilities (if there is a net unrealized loss). A corresponding amount is included in accumulated other comprehensive income (loss) as a component of stockholders' equity. When the interest rate swap is terminated, the Company intends to defer the gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Company's basis in the contract, if any. However, since the appreciation on the hedged mortgage securities was insufficient to offset the hedging loss, the Company has taken the loss in the current period rather than amortizing such loss over the life of the contract. During the term of an interest rate swap, the Company is generally required to provide collateral to the counterparty in an amount equal to the sum of an agreed-upon percentage of the notional principal amount and the Company's unrealized loss in value (if any) of the interest rate swap. The amount of such collateral appears on the balance sheet as margin deposits.

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

 2.       AVAILABLE-FOR-SALE INVESTMENTS

          The following table sets forth the fair value of the Company's Securities, excluding interest-only securities ("IOs"), as of September 30, 1998 and December 31, 1997:

SEPTEMBER 30, 1998

                                                                                                              Non-Agency
                           Agency                                                                             Fixed/
                           Fixed/        Agency                                                               Floating
                           Floating      Fixed         Emerging                     Non-         Principal    Rate
                           Rate          Rate          Market     Mortgage        Mortgage       Only         Mortgage
                           Mortgage      Pass-         Bonds      Subordinates    Subordinates   Securities   Securities   Total
                           Securities    Throughs

Securities,         $118,294,078  $1,767,936,92   $27,310,000  $142,165,277   $27,055,388    $57,015,501 $36,678,475 $2,176,455,645
principal amount

Unamortized discount    (292,532)    (5,783,876)   (1,869,028)  (28,995,997)   (1,151,221)   (10,243,302)   (540,386)   (48,876,342)

Unamortized premium      923,816     10,372,219       430,193       253,230       217,404           -        132,994     12,329,856
                       ----------     ----------    ----------  ------------   -----------   ------------  ----------- -------------

Amortized cost       118,925,362  1,772,525,269    25,871,165   113,422,510    26,121,571     46,772,199  36,271,083  2,139,909,159

Gross unrealized gains 2,399,954     40,856,867        -              -              -         5,626,158     113,709     48,996,688
Gross unrealized losses    -            (49,783)   (5,660,401)  (11,369,832)   (2,600,586)          -     (1,451,391)   (21,131,993)

Estimated fair value $121,325,316 $1,813,332,35   $20,210,764  $102,052,678   $23,520,985    $52,398,357 $34,933,401 $2,167,773,854
                     ============ =============   ===========  =============  ===========    =========== =========== ==============

DECEMBER 31, 1997

                                                                                                     Non-Agency
                                                                                                     Fixed/
                            Agency                                                                   Floating
                            Fixed       Emerging                      Non-           Principal       Rate
                             Rate        Market      Mortgage         Mortgage        Only           Mortgage
                         Pass-Throughs    Bonds     Subordinates      Subordinates   Securities      Securities             Total

Securities,           $ 3,286,896,621  $ 52,221,550  $ 58,399,966      $ 10,000,000    57,788,134    $  9,754,000    $3,475,060,271
 principal amount

Unamortized discount     (14,104,395)  (3,915,578)  (10,416,934)          (44,194)  (23,718,298)        (6,150)         (52,205,549)
Unamortized premium       28,075,718      415,210       297,872               -           -                 -            28,788,800
                       --------------  ------------ --------------     ------------ -------------     ------------   ---------------

Amortized cost         3,300,867,944   48,721,182    48,280,904         9,955,806    34,069,836       9,747,850       3,451,643,522

Gross unrealized gains    12,208,264       54,033       240,088             3,569     2,217,185             56           14,723,195
Gross unrealized losses     (182,202)    (274,504)     (532,520)               -       (115,961)            -            (1,105,187)
                       --------------  ------------  --------------    ------------- -------------  --------------    --------------

Estimated fair value  $3,312,894,006    48,500,711  $47,988,472        $9,959,375   $36,171,060     $ 9,747,906      $3,465,261,530
                      ==============   ============ ===============    ============= =============  ================ ==============


          The fair value of the Company's IOs as of September 30, 1998 and December 31, 1997 are summarized as follows:

SEPTEMBER 30, 1998

                                        Residential        Commercial        Floating            Total
                                                                             Rate
Securities, notional amount            $235,258,731       $545,742,208      $259,104,251      $1,040,105,190

Amortized cost, after                     4,925,730         34,344,476        10,769,108          50,039,314
 provision for impairment

Gross unrealized gains                        -                -                  -                    -
Gross unrealized losses                       -             (2,620,398)           -               (2,620,398)
                                      -----------------   ---------------   ---------------   ---------------

Estimated fair value                     $4,925,730        $31,724,078       $10,769,108       $  47,418,916
                                      =================   ===============   ===============   ===============

DECEMBER 31, 1997

                                          Residential       Commercial      Floating            Total
                                                                              Rate

Securities, notional amount            $201,685,139       $373,650,000      $399,260,556       $ 974,595,695

Amortized cost                           57,545,769         22,965,348        80,859,810         161,370,927

Gross unrealized gains                       -                  32,494             5,093              37,587

Gross unrealized losses                  (3,153,808)           (51,639)       (6,731,427)         (9,936,874)
                                        ------------       --------------   ---------------    ---------------
Estimated fair value                    $54,391,961        $22,946,203       $74,133,476        $151,471,640
                                       ==============      ===============  ===============    ===============


The following table sets forth a historical reconciliation of the Company's activities with respect to IOs:

                                                                   FOR THE THREE MONTHS ENDED

                                                       March 31,               June 30,               September 30,
                                                         1998                    1998                     1998
Securities, beginning notional amount                974,595,695              943,163,085             1,185,413,736
Acquisitions, notional amount                        126,210,955              334,600,020                    -
Disposals, notional amount                          (129,442,016)             (62,336,949)             (111,874,185)
Paydowns, notional amount                            (28,201,549)             (30,012,420)              (33,434,361)
                                                    --------------         ---------------           ---------------
Securities, ending notional amount                   943,163,085            1,185,413,736             1,040,105,190
                                                    =============          ===============           ===============

Amortized cost, beginning                            161,370,927              128,526,212                90,853,884
Acquisitions, at cost                                  9,311,100               15,048,458                    -
Dispositions, at cost                                (37,282,413)             (18,142,073)              (16,181,945)
Amortization of premium                               (4,873,402)              (5,960,967)               (2,219,952)
Permanent impairment                                       -                  (28,617,746)              (22,412,673)
Amortized cost, ending                               128,526,212               90,853,884                50,039,314
                                                    =============           ===============           ================

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

          During the nine months ended September 30, 1998, the Company wrote down (took a permanent impairment charge of $51,030,419) its floating-rate and residential IOs which had an amortized cost greater than their market value. All of the Company's floating-rate and residential IOs were written down to their estimated fair market value, and such writedown is reflected in the Company's statement of operations.

          Most of the IOs were LIBOR floating rate IOs and were purchased in the fourth quarter of 1997. They were acquired to balance duration in the Company's portfolio. This investment was made based on the Company's evaluation of the then-current prepayments and shape of the yield curve, and the relative values of similar investments.

          In evaluating the impairment charge on the IOs, the Company employs current estimates of future prepayments that are obtained from independent sources. For IOs collateralized by fixed-rate pass-through mortgage securities issued by FNMA, GNMA and FHLMC (collectively, "Agency Fixed Rate Pass-Throughs"), the Company utilized the median lifetime projection prepayment speeds compiled and reported by Bloomberg L.P. from a survey of leading dealers in the mortgage market. For "private label" IOs (collateralized by non-government agency mortgage securities), the Company employs prepayment estimates from at least one independent dealer. The prepayment estimates typically take into consideration the current level and shape of the yield curve.

          As a result of the substantial decline in interest rates since the purchase of the IOs, current estimates of prepayment speeds significantly exceed the original prepayment speed estimates.

          At the end of the first quarter of 1998, the majority of the Company's IOs were floating rate IOs. Floating rate IOs are unique securities in that the interest payments on these securities increase as one-month LIBOR increases. Due to this characteristic of option value, floating rate IOs trade at much lower yields than fixed rate IOs. At the end of the second and third quarters of 1998, in light of the continued flat yield curve, low levels of LIBOR and faster than expected prepayment rates actually occurring for an extended period of time, the Company decided that the impairment in market value was other than temporary.

3.        MORTGAGE LOANS

          The following table pertains to the Company's Mortgage Loans as of September 30, 1998 which are carried at their amortized cost:

                                                     Total

    Mortgage Loans, principal amount               $ 8,899,132

    Unamortized discount                                 -
    Unamortized premium                                347,249
                                                  ---------------
    Amortized cost                                 $ 9,246,381
                                                  ================


As of September 30, 1998, the amortized cost of the Mortgage Loans approximated their fair value.

4.        REPURCHASE AGREEMENTS

          The Company has entered into repurchase agreements to finance most of its Investments. The repurchase agreements are collateralized by the market value of the Company's Investments and bear interest rates that generally move in close relation to one-month LIBOR.

          As of September 30, 1998, the Company had outstanding $2,029,801,000 of repurchase agreements with a weighted average borrowing rate of 5.79% and a weighted average remaining maturity of 411 days. At September 30, 1998, Investments actually pledged had an estimated fair value of $2,129,104,195.

         At September 30, 1998, the repurchase agreements had the following remaining maturities:

           Within 30 days                           $ 1,508,002,656
           30 to 90 days                                 21,798,344
           Greater than 90 days                         500,000,000
                                                  --------------------
                                                    $ 2,029,801,000
                                                  =====================

          At September 30, 1998, $500,000,000 of the Company's Securities were subject to a repurchase agreement with a broker-dealer with a term of five years ending March 10, 2003. The borrowing rate of this repurchase agreement is three-month LIBOR plus 61.5 basis points and is capped at 6.365%.

5.        COMMON STOCK

          SALES OF COMMON STOCK - The Company's common stock was sold through several transactions as follows:

          The Company was initially capitalized with the sale of 6,000 shares of common stock on September 2, 1997, for a total of $15,005.

          The Company received commitments on September 15, 1997 for the purchase, in a private placement, of 1,014,000 shares of common stock, at $15.00 per share, for a total of $15,210,000 from certain officers, directors, proposed directors, employees and affiliates of the Company and LASER Advisers Inc. (the "Manager"). The sale of these shares was consummated at the time of the closing of the public offering.

          The Company received commitments on November 7, 1997 from several mutual funds under common management (the "Funds") for the purchase, in a private placement, of 3,333,333 shares of common stock, at $15.00 per share, for a total of $49,999,995. The sale of these shares was consummated at the time of the closing of the public offering.

          The Company has been informed by the Manager that a fund affiliated with the Manager entered into a total rate of return swap with a broker-dealer which provides that the affiliated fund bear the economic benefit and risk of directly holding 666,666 shares of the Company's common stock for a total of $9,999,990. Such shares of common stock were sold by the Company to such broker-dealer in a private placement without registration under Section 4(2) of the Securities Act of 1933.

          15,000,000 shares of common stock were sold through a public offering for $225,000,000. Syndication costs of $18,364,795 were deducted from the gross proceeds of the offerings.

          On each of January 2, 1998, April 1, 1998 and July 1, 1998, 25,000 shares (75,000 shares in the aggregate) of common stock were issued as deferred stock awards to certain employees of the Company.

          DIVIDENDS - During the three months ended September 30, 1998, the Company declared distributions to stockholders totaling $0.38 per share, which were paid on October 30, 1998. During the three months ended June 30, 1998, the Company declared distributions to stockholders totaling $0.38 per share, which were paid on July 31, 1998. During the three months ended March 31, 1998, the Company declared dividends to stockholders totaling $0.43 per share, which were paid on April 30, 1998.

          STOCK REPURCHASES - In March 1998, the Board of Directors of the Company approved the repurchase of up to $20 million of the Company's common stock. In June 1998, the Board of Directors increased the amount of common stock authorized to be repurchased to $30 million. Pursuant to this repurchase program, the Company repurchased 979,100 shares of its common stock for $9.3 million in open market transactions at their prevailing market prices during the three months ended September 30, 1998. Such purchases were made at a weighted average price per share of $9.484 (excluding commissions). The total number of shares repurchased by the Company as of September 30, 1998 was 1,615,800. The repurchased shares have been returned to the Company's authorized but unissued shares of common stock as treasury shares.

6.        TRANSACTIONS WITH AFFILIATES

          The Company has a management agreement (the "Management Agreement") with the Manager pursuant to which the Manager, subject to the supervision of the Company's Board of Directors, formulates operating strategies for the Company, oversees the acquisition of Investments by the Company, arranges for various types of financing for the Company, monitors the performance of the Company's Investments and provides certain administrative and managerial services in connection with the Company's operations. For its performance of these services, the Manager receives a quarterly base management fee of $225,000, payable monthly. As of October 1, 1998, the Board of Directors decreased the base management fee from 1% of Average Stockholders' Equity.

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

          For purposes of both the management and incentive fee calculations, Average Stockholders' Equity means, for any period, stockholders' equity, calculated in accordance with GAAP, excluding any mark-to-market adjustments of the investment portfolio. The Company and the Manager have agreed that the provision for impairment charge on the IOs in the Company's portfolio is not a mark-to-market adjustment for purposes of these calculations. For the three months ended September 30, 1998 management fees amounted to $590,984 and incentive fees were $(34,757) and are included in General and Administrative Expenses. The Manager will be reimbursed for certain out-of-pocket expenses incurred on behalf of the Company.

7.        EARNINGS PER SHARE (EPS)

          In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting No. 128, Earnings Per Share (SFAS No.
128) which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the Basic EPS to the numerator and denominator of Basic EPS and Diluted EPS computation. There are no differences between Basic EPS and Diluted EPS.


                                 FOR THE THREE MONTHS ENDED                      FOR THE NINE MONTHS ENDED
                                     SEPTEMBER 30, 1998                             SEPTEMBER 30, 1998
                              Loss            Shares     Per-Share               Loss            Shares       Per-Share
                          (Numerator)     (Denominator)    Amount            (Numerator)      (Denominator)     Amount

Basic EPS               $ (39,508,747)      18,788,275    $ (2.10)           $ (52,649,388)      19,623,221     $ (2.68)
                        ==============    =============   =========          =============      ============     =======

Diluted EPS             $ (39,508,747)     18,788,275     $ (2.10)           $(52,649,388)      19,623,221      $ (2.68)
                        ===============   =============   ========           ==============    ==============   ========



          The Company has deferred common stock totaling 65,000 shares reserved for issuance. The receipt of the stock is contingent upon the holder's continued employment or service. The deferred common stock has been awarded and does not have an exercise or strike price. Such shares were not included in Diluted EPS as the Company has a loss from operations and including such amounts would be anti-dilutive.

          For the three months ended September 30, 1998, options to purchase 298,000 shares were outstanding during the period and were anti-dilutive because the strike price ($15.00) was greater than the average daily market price of the Company's common stock for the quarter ($8.594). Therefore, these options were excluded from Diluted EPS.

          For the nine months ended September 30, 1998, options to purchase 298,000 shares were outstanding during the period and were anti-dilutive because the strike price ($15.00) was greater than the average daily market price of the Company's common stock for the period ($12.959). Therefore, these options were excluded from Diluted EPS.

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

          The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" for the options. Accordingly, no compensation cost for the Incentive Plan has been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123. For the Company's pro forma net earnings, the compensation cost will be amortized over the four-year vesting period of the options. The Company's net loss per share would have been increased to the pro forma amounts indicated below:

                         FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1998               SEPTEMBER 30, 1998

Net loss - as reported            $(39,508,747)               $(52,649,388)
Net loss - pro forma              $(39,514,521)               $(52,666,709)
Loss per share - as reported            $(2.10)                     $(2.68)
Loss per share - pro forma              $(2.10)                     $(2.68)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three months and nine months ended September 30, 1998: dividend yield of 11.47%; expected volatility of 18%; risk-free interest rate of 5.82%; and expected lives of ten years.

          The following table summarizes information about stock options outstanding:

                                             Weighted
                                              Average        Weighted
   Range of                                 Remaining        Average
   Exercise            Options             Contractual       Exercise
     Prices          Outstanding               Life           Price
                                              (Yrs.)

   $ 15.00            298,000                  9.2            $ 15.00
    ======           =============          ===========       ==========

          The options become exercisable at the rate of 25% on each of January 2, 1998, January 2, 1999, January 2, 2000 and January 2, 2001, subject to the holder's continued employment or service. During the third quarter of 1998, 480,000 stock options have terminated.

          The compensation expense for the 140,000 shares of deferred stock will be amortized over a four-year period.

9.        INTEREST RATE SWAPS

          As of September 30, 1998, the Company is a party to interest rate swaps with original notional amounts as stated below. Under these agreements, the Company receives a floating rate and pays a fixed rate. These swaps are cancelable at the option of the Company on the fifth anniversary of their respective effective dates.

 Non-Amortizing
    Notional
    Amount         Fixed       Floating        Termination         Unrealized
    (in             Rate         Rate             Date             Loss in
   thousands)                                                      Value


    $550,000      7.4100%      1-month LIBOR     1/10/13          $(42,075,000)
                                                                  ============


          During the three-months ended September 30, 1998, the Company terminated interest rate swaps with notional amounts totaling $485,000,000 and incurred a realized loss of $25,782,250, which is included in loss on sale of securities in the statement of operations.

10.       TAXABLE INCOME AND CAPITAL LOSSES IN EXCESS OF CAPITAL GAINS

          For the quarter ended September 30, 1998, income as calculated for tax purposes ("taxable income") is estimated at approximately $5.3 million, or $0.28 per weighted average share, and capital losses in excess of capital gains are estimated at approximately $22.7 million, or $1.21 per weighted average share. For the nine-month period ended September 30, 1998, taxable income is estimated at approximately $18.0 million, or $0.92 per weighted average share, and capital losses in excess of capital gains are estimated at approximately $21.1 million or $1.08 per weighted average share. Capital losses in excess of capital gains are eligible to be carried forward to future tax years to offset capital gains. Taxable income was different from income (loss) as calculated according to generally accepted accounting principles ("GAAP income (loss)") as a result of, among other things, differing treatment of losses on securities transactions and interest rate swaps, permanent impairment writedowns on IOs and a differing treatment of premium and discount amortization.

11.       RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 generally requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS No. 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company has not yet completed its evaluation of SFAS No. 133, and therefore, at this time, cannot predict what, if any, effect its adoption will have on the Company's financial condition or results of operations.

12.       SUBSEQUENT EVENTS

          On October 2, 1998, the Company's Board of Directors authorized its financial advisor, Lehman Brothers Inc., to promptly solicit offers to acquire the Company or all, or substantially all, of its assets. To date, Lehman Brothers Inc., after soliciting offers to acquire the Company, has not received any firm bids. Lehman Brothers Inc. is continuing to solicit bids on behalf of the Company.

          Also on October 2, 1998, the Company's Board of Directors engaged BlackRock Financial Management, Inc. ("BlackRock") as its consultant to review the Company's portfolio and to make recommendations designed to reduce the portfolio's susceptibility to basis and interest rate risk and to create additional liquidity.

          BlackRock has recommended that the Manager delever the Company's portfolio by selling certain Securities. From September 30, 1998 through October 31, 1998, the Company sold approximately $1.1 billion of Securities (agency fixed/floating rate mortgage securities, agency fixed rate pass-through certificates, emerging market securities, interest-only securities, principal-only securities and interest rate swaps).

          The Manager has determined the Company's net asset value as of October 31, 1998 to be between $7.50 and $8.00 per share. The net asset value as of such date reflects sales of Securities completed through October 31, 1998.

                                      *****

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of  Operations

          The following discussion should be read in conjunction with the Company's financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS

          "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding the Company and its business, which are not historical facts, are "forward-looking statements" that involve risks and uncertainties. Risks and uncertainties, which could cause results to differ from those discussed in the forward-looking statements herein, are listed in the Company's Annual Report filed on Form 10-K.

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

RECENT DEVELOPMENTS

          On October 2, 1998, the Company's Board of Directors authorized its financial advisor, Lehman Brothers Inc., to promptly solicit offers to acquire the Company or all, or substantially all, of its assets. To date, Lehman Brothers Inc., after soliciting offers to acquire the Company, has not received any firm bids. Lehman Brothers Inc. is continuing to solicit bids on behalf of the Company.

          Also on October 2, 1998, the Company's Board of Directors engaged BlackRock Financial Management, Inc. ("BlackRock") as its consultant to review the Company's portfolio and to make recommendations designed to reduce the portfolio's susceptibility to basis and interest rate risk and to create additional liquidity.

          BlackRock has recommended that the Manager delever the Company's portfolio by selling certain Securities. From September 30, 1998 through October 31, 1998, the Company sold approximately $1.1 billion of Securities (agency fixed/floating rate mortgage securities, agency fixed rate pass-through certificates, emerging market securities, interest-only securities, principal-only securities and interest rate swaps).

          The Manager has determined the Company's net asset value as of October 31, 1998 to be between $7.50 and $8.00 per share. The net asset value as of such date reflects sales of Securities completed through October 31, 1998.

          Pursuant to the Company's stock repurchase program, to date the Company has repurchased 1,633,800 shares of its common stock for $15.7 million in open market transactions at their prevailing market prices. Such purchases were made at a weighted average price per share of $9.63 (excluding commission costs). The repurchased shares have been returned to the Company's authorized but unissued shares of common stock as treasury shares.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

NET LOSS SUMMARY

          For the quarter ended September 30, 1998, the Company suffered a net loss before giving effect to charges relating to the permanent impairment of certain Interest-Only Securities ("IOs") of $(17.1 million), or $(0.91) per weighted average share. After giving effect to the impairment charges of $(22.4 million), or $(1.19) per weighted average share, the Company had a net loss of $(39.5 million), or $(2.10) per weighted average share, for the quarter ended September 30, 1998. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, which was 18,788,275 for the quarter. Distributions were $0.37 per weighted average share, $7.0 million in total. Return on average equity was (18.06)% on an unannualized basis (after giving effect to the impairment charges), for the quarter ended September 30, 1998.

          For the nine months ended September 30, 1998, the Company had a net loss before giving effect to charges relating to the impairment of certain IOs of $(1.6 million), or $(0.08) per weighted average share. After giving effect to the impairment charges of $(51.0 million), or $(2.60) per weighted average share, for the nine-month period ended September 30, 1998, the Company had a net loss of $(52.6 million), or $(2.68) per weighted average share. The weighted average number of shares of common stock outstanding for the nine-month period was 19,623,221. Distributions were $1.18 per weighted average share, $23.2 million in total. Return on average equity was (20.60)% on an unannualized basis (after giving effect to the impairment charges), for the nine-month period ended September 30, 1998.

          During the third quarter of 1998, the Company's net income declined as a result of losses incurred in sales of securities and a reduction in the income from its Mortgage Securities due to a reduced investment portfolio and increasing prepayments. In the third quarter of 1998, the Company realized a loss of $(22.0 million) or $(1.17) per weighted average share on sales of securities and terminations of interest rate swaps. These sales were made in response to a difficult credit environment, as the Company raised cash in order to meet increased margin requirements.

          Most of the IOs were LIBOR floating rate IOs and were purchased in the fourth quarter of 1997. They were acquired to balance duration in the Company's portfolio. This investment was made based on the Company's evaluation of the then-current prepayments and shape of the yield curve, and the relative values of similar investments.

          In evaluating the impairment charge on the IOs, the Company employs current estimates of future prepayments that are obtained from independent sources. For IOs collateralized by fixed-rate pass-through mortgage securities issued by FNMA, GNMA and FHLMC (collectively, "Agency Fixed Rate Pass-Throughs"), the Company utilized the median lifetime projection prepayment speeds compiled and reported by Bloomberg L.P. from a survey of leading dealers in the mortgage market. For "private label" IOs (collateralized by non-government agency mortgage securities), the Company employs prepayment estimates from at least one independent dealer. The prepayment estimates typically take into consideration the current level and shape of the yield curve.

          As a result of the substantial decline in interest rates since the purchase of the IOs, current estimates of prepayment speeds significantly exceed the original prepayment speed estimates.

          At the end of the first quarter of 1998, the majority of the Company's IOs were floating rate IOs. Floating rate IOs are unique securities in that the interest payments on these securities increase as one-month LIBOR increases. Due to this characteristic of option value, floating rate IOs trade at much lower yields than fixed rate IOs. At the end of the second and third quarters of 1998, in light of the continued flat yield curve, low levels of LIBOR and faster than expected prepayment rates actually occurring for an extended period of time, the Company decided that the impairment in market value was other than temporary.

TAXABLE INCOME AND GAAP INCOME (LOSS)

          For the quarter ended September 30, 1998, income as calculated for tax purposes ("taxable income") is estimated at approximately $5.3 million, or $0.28 per weighted average share, and capital losses in excess of capital gains are estimated at approximately $22.7 million, or $1.21 per weighted average share. For the nine-month period ended September 30, 1998, taxable income is estimated at approximately $18.0 million, or $0.92 per weighted average share, and capital losses in excess of capital gains are estimated at approximately $21.1 million or $1.08 per weighted average share. Capital losses in excess of capital gains are eligible to be carried forward to future tax years to offset capital gains. Taxable income was different from income (loss) as calculated according to generally accepted accounting principles ("GAAP income (loss)") as a result of, among other things, differing treatment of losses on securities transactions and interest rate swaps, permanent impairment writedowns on IOs and a differing treatment of premium and discount amortization.

          Taxable income and GAAP income (loss) could also differ for other reasons. For example, the Company may take credit provisions which would affect GAAP income whereas only actual credit losses are deducted in calculating taxable income. In addition, G & A Expenses may differ due to differing treatment of leasehold amortization, certain stock option expenses and other items. As of September 30, 1998, the Company had not taken credit provisions because 91% of Investments held by the Company at September 30, 1998 are Mortgage Securities issued by government agencies.

          The distinction between taxable income and GAAP income (loss) is important to the Company's stockholders because dividends or distributions are declared on the basis of taxable income. While the Company does not pay taxes so long as it satisfies the requirements for exemption from taxation pursuant to Sections 856 through 860 of the Code, each year the Company completes a corporate tax form wherein taxable income is calculated as if the Company were to be taxed. This taxable income level helps to determine the amount of dividends the Company intends to pay out over time.

INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

          The Company had average earning assets of $3,156 million and $3,478 million for the quarter and nine-month period ended September 30, 1998, respectively. The table below shows, for the quarter and nine-month period ended September 30, 1998, the Company's average balance of cash equivalents, loans and securities, the yields earned on each type of earning assets, the yield on average earning assets and interest income.

                                                AVERAGE EARNING ASSET YIELD
                                                   (dollars in thousands)

                                                                                 Yield         Yield on    Yield on
                                                       Average                    on           Average      Average
                                            Average    Amortized    Average      Average       Amortized   Interest
                                             Cash      Cost of      Earning      Cash          Cost of      Earning    Interest
                                          Equivalents  Securities    Assets      Equivalents   Securities   Assets      Income
For the Quarter Ended
  September 30, 1998                      $  25,969  $3,129,845   $3,155,814       5.61%         6.60%       6.59%     $ 49,970

For the Nine Months Ended
  September 30, 1998                         52,599   3,478,359   $3,425,760       5.78%         6.68%       6.67%     $164,792


INTEREST EXPENSE AND THE COST OF FUNDS

          The Company had average borrowed funds of $2,969 million and total interest expense of $43 million for the quarter ended September 30, 1998. The average cost of funds was 5.72% for the same period. For the nine-month period ended September 30, 1998, the Company had average borrowed funds of $3,240 million and total interest expense of $140 million with an average cost of funds of 5.69%. The Company believes that its largest expense will usually be the cost of borrowed funds. Interest expense is calculated in the same manner for tax and GAAP purposes. With the Company's current asset/liability management strategy, changes in the Company's cost of funds are expected to be closely correlated with changes in one-month LIBOR, although the Company may choose to extend the maturity of its liabilities at any time, subject to the lender's consent. The Company's average cost of funds was 0.05% above one-month LIBOR for the nine months ended September 30, 1998 and 0.10% above one-month LIBOR for the three months ended September 30, 1998. The Company generally has structured its borrowings to adjust with one-month LIBOR. During the quarter ended September 30, 1998, average one-month LIBOR, which was 5.62%, was 0.01% lower than average six-month LIBOR, which was 5.63%.

          The table below shows, for the quarter and nine-month period ended September 30, 1998, the Company's average borrowed funds and average cost of funds as compared to average one and six-month LIBOR.


                                                       AVERAGE COST OF FUNDS
                                                         (dollars in thousands)
                                                                                                              Average    Average
                                                                                                  Average       Cost       Cost
                                                                                                  One-Month      of         of
                                                                                                  LIBOR         Funds      Funds
                                                                                                  Relative    Relative    Relative
                                                                                                      to           to         to
                                         Average                 Average    Average    Average    Average     Average     Average
                                         Borrowed     Interest   Cost of   One-Month  Six-Month   Six-Month   One-Month   Six-Month
                                         Funds        Expense    Funds      LIBOR      LIBOR       LIBOR       LIBOR      LIBOR
For the Quarter Ended
  September 30, 1998                    $ 2,969,455  $ 43,412    5.72%        5.62%     5.63%      -0.01%       0.10%      0.09%
For the Nine-Months Ended
  September 30, 1998                      3,240,113  $139,692    5.69%        5.64%     5.68%      -0.04%       0.05%      0.01%


          The Company believes that the continuation of current trends in the financial markets (including the continued flat yield curve, the dislocation in the market for fixed-income securities, the tightening of credit available for investment in securities and the increased risk of interest rate sensitive prepayment on mortgages) will have an adverse effect upon the Company's earnings. The continued flat yield curve maintains financing costs at a relatively high level compared to the income of securities. The dislocation in the fixed-income securities market and the increased risk of prepayments, which primarily affect the value of the Company's portfolio, together with the tightening of credit available for investment in securities, adversely affects the Company's ability to employ leverage profitably.

INTEREST RATE SWAPS

          During the quarter and nine-month period ended September 30, 1998, the Company had outstanding interest rate swaps with the original notional amounts stated below. Under these swap agreements, the Company receives a floating rate from its swap counterparty and pays a fixed rate to its swap counterparty. As part of its asset/liability management process, the Company may enter into interest rate agreements such as interest rate caps, floors and swaps. These agreements are entered into to reduce interest rate risk and would be designed to provide income and capital appreciation to the Company in the event of certain changes in interest rates.

                                     INTEREST RATE SWAP TERMS
                                      (dollars in thousands)

                                                              Average
                                       Notional     Fixed     Floating        Net
                                       Amount       Rate       Rate        Income
For the Quarter Ended
  September 30, 1998                   $ 550,000     7.41%       5.65%     $  (3,857)
For the Nine Months Ended              $
September 30, 1998                     $ 550,000     7.41%     5.65%       $ (12,312)


          During the three-months ended September 30, 1998, the Company terminated interest rate swaps with notional amounts totaling $485 million and incurred a realized loss of $25.8 million which is included in loss on sale of securities in the statement of operations. Since the appreciation on the hedged mortgage securities was insufficient to offset the hedging loss and the overall position in mortgage securities was reduced, the Company has taken the loss in the current period rather than amortizing such loss over the life of the contract. Interest rate swaps are carried on the balance sheet at fair value. At September 30, 1998, there were $42.1 million in unrealized losses on interest rate swaps.

          At October 31, 1998, the Company did not have any interest rate swaps outstanding. In October 1998, the Company realized a $34.8 million loss on the termination of its interest rate swaps which will be recognized in the fourth quarter of 1998.

          The Company entered into approximately $1,035.0 million of interest rate swaps for hedging purposes. The interest rate swaps were used to hedge two interest rate risks for the Company. As interest rates increase, the value of the interest rate swaps should increase to hedge the decline in asset values. The swaps also serve to fix interest expense by increasing cash flow as LIBOR increases which offsets the Company's increased interest expense. By using interest rate swaps to fix liability expense, the Company attempted to preserve both value and income as interest rates fluctuate. The interest rate swaps also serve an additional hedging purpose. Since swap spreads and mortgage spreads tend to be highly correlated, a decrease in the value of the Company's mortgage securities due to a widening in mortgage spreads should be offset by the increased value of the interest rate swaps if the change in mortgage spreads is due to a change in swap spreads.

NET INTEREST INCOME

          Net interest income, which equals interest income less interest expense, totaled $6.6 million and $25.1 million for the quarter and nine-month period ended September 30, 1998, respectively. Net interest rate spread, which equals the yield on the Company's interest earning assets (excluding cash) less the average cost of funds for the period was 0.88% and 0.99% for the quarter and the nine-month period ended September 30, 1998, respectively.

         The table below shows interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarter and nine-month period ended September 30, 1998.


                                                       NET INTEREST INCOME
                                                      (dollars in thousands)


                                                                                      Yield
             Average                                Interest    Net                    on        Average
             Amortized   Interest                   Income      Income                Average    Balance              Average
             Cost        Income        Average       on          on          Total    Interest    of                  Cost    Net
             of          on             Cash         Cash      Contractual  Interest  Earnings   Repurchase  Interest   of  Interest
            Investment  Investments   Equivalents  Equivalent  Commitments  Income    Assets     Agreements   Expense  Funds Income

For the     $3,129,845   $ 52,792      $25,969      $1,034      $ (3,857)   $ 49,969   6.59%    $ 2,969,455  $43,412  5.72% $ 6,557
Quarter Ended
September
30, 1998

For the Nine
Months Ended $3,425,760  $ 173,647     $52,599      $3,458     $(12,312)    $164,793  6.67%     $ 3,240,113 $ 139,692 5.69% $25,101
September
30, 1998


LOSSES ON SALES OF SECURITIES

          For the quarter ended September 30, 1998, the Company sold Securities with an aggregate historical amortized cost of $1.2 billion for an aggregate loss of $22.0 million. For the nine-month period ended September 30, 1998, the Company sold Securities with an aggregate historical amortized cost of $3.4 billion for a net loss of $20.7 million. The difference between the sale price and the historical amortized cost of the Securities is a realized loss and reduced net income accordingly.

CREDIT CONSIDERATIONS

          The Company has not experienced credit losses on its investment portfolio to date, but losses may be experienced in the future. At September 30, 1998, the Company had limited its exposure to credit losses on its portfolio by holding 91% of its Investments in Mortgage Securities issued by FNMA, GNMA and FHLMC (including IOs, fixed/floating rate mortgage securities, fixed rate pass-through mortgage securities and principal-only mortgage securities).

GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses ("operating expense" or "G&A expense") were $1.7 million and $6.0 million for the quarter and the nine-month period ended September 30, 1998, respectively, consisting of management fees paid to the Manager of $590,984 and $2.0 million, incentive fees payable to the Manager of $(34,757) and $1.4 million and professional and other miscellaneous fees. There were no differences in the calculation of G&A expense for taxable and GAAP income purposes. The "Efficiency Ratio" is the G&A expense divided by the net interest income.

                                                       G&A EXPENSE RATIOS
                                                     (dollars in thousands)

                                                                                    Total         Total
                                                                                     G&A           G&A
                                                                                   Expense/      Expense/
                                                Deferred     Other       Total     Average       Average       Efficiency
                        Management   Incentive  Stock        G&A         G&A       Assets        Equity          Ratio
                           Fee         Fee      Expense      Expense     Expense  (Annualized)  (Annualized)   (Annualized)

For the Quarter
Ended                    $ 591       $ (35)     $ 275       $ 831        $ 1,662    0.20%          3.01%         25.35%
 September 30, 1998
For the Nine
Months Ended
 September 30, 1998      $ 1,991     $1,414     $ 1,047    $ 1,542      $  5,994    0.21%          3.14%         23.88%

NET LOSS AND RETURN ON AVERAGE EQUITY

          Net losses were $(39.5) million and $(52.6) million for the quarter and nine-month period ended September 30, 1998, respectively. Return on average equity for the quarter and nine- month period ended September 30, 1998, was (18.06)% and (20.60)% on an unannualized basis, respectively. The table below shows, on an unannualized basis, for the quarter and nine-month period ended September 30, 1998, the Company's net interest income, gain on sale of securities and G&A expense each as a percentage of average equity, and the return on average equity.


                                        COMPONENTS OF RETURN ON AVERAGE EQUITY

                                                    Net          Loss      Impairment
                                                 Interest       on Sale     Loss on                          Return
                                                  Income/         of       Interest-Only         G&A          on
                                                  Average     Securities   Securities           Expense/     Average
                                                   Equity      Average                        Equity          Equity
                                                               Equity

For the Quarter Ended September 30, 1998          3.00%      (10.05)%     (10.25)%           0.76%             (18.06%)
For the Nine Months Ended September 30, 1998      9.82%       (8.11)%     (19.97)%           2.34%             (20.60%)

DISTRIBUTIONS AND TAXABLE INCOME

          The Company has elected to be taxed as a REIT under the Code. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of securities. For the nine months ended September 30, 1998, distribution declarations exceeded estimated taxable income by approximately $5.1 million or $0.26 per share, based on the weighted average number of shares of common stock outstanding during the period.

                                                   DISTRIBUTION SUMMARY
                                                  (dollars in thousands)



                                                                                                               Distributions
                                                               Estimated   Distribution                            in
                                     Extimate     Weightec     Taxable       Per                                Excess of
                                      Table       Average       Net        Weighted               Distribution  Estimated
                                        Net        Common      Income      Average      Total      Pay-Out      Taxable
                                       Income      Shares        Per        Share    Distribution   Ratio        Income
                                                                Share

For the Nine Months Ended             $18,046   19,623,221     $  0.92      $ 1.18    $ 23,194       128.5%    $ (5,148)
September 30, 1998


FINANCIAL CONDITION

    Investments

          At September 30, 1998, the Company's Investments consisted of: $121.3 million fixed/floating rate mortgage securities issued by government agencies ("Agency Fixed/Floating Rate Mortgage Securities"); $1,813.3 million fixed rate pass-through mortgage securities issued by government agencies ("Agency Fixed Rate Pass-Throughs"); $20.2 million emerging market sovereign debt securities ("Emerging Market Bonds"); $102.1 million subordinate mortgage securities ("Mortgage Subordinates"); $23.5 million other rated and unrated debt securities, including collateralized bond obligations, bank loans and collateralized loan obligations ("Non-Mortgage Subordinates"); $52.4 million principal-only mortgage securities ("Principal-Only Securities"); $34.9 million fixed/floating rate mortgage securities issued by non-governmental entities ("Non-Agency Fixed/Floating Rate Mortgage Securities"); $47.4 million IOs; and $9.2 million Mortgage Loans.

          At December 31, 1997, the Company's Investments consisted of: $3,312.9 million Fixed Rate Agency Pass-Throughs; $48.5 million Emerging Market Bonds; $48.0 million Mortgage Subordinates; $10.0 million Non-Mortgage Subordinates; $36.2 million Principal-Only Securities; $151.5 million IOs; and $9.7 million Non-Agency Fixed/Floating Rate Mortgage Securities.

          The Company's investment portfolio has been reduced since December 31, 1997 through amortization, prepayments and selected sales.

          Discount balances are accreted as an increase in interest income over the life of discount investments and premium balances are amortized as a decrease in interest income over the life of premium investments. At September 30, 1998, the Company had on its balance sheet (excluding IOs) $48.9 million total unamortized discount (which is the difference between the remaining principal value and the current historical amortized cost of investments acquired at a price below principal value) and $12.7 million unamortized premium (which is the difference between the remaining principal amount and the current historical amortized cost of investments acquired at a price above principal value). The Company also had $50.0 million unamortized premium on IOs.

          Mortgage principal repayments received were $240.3 million for the period ended September 30, 1998. Given the Company's current portfolio composition, if mortgage principal repayment rates increase over the life of the Mortgage Securities comprising the current portfolio, all other factors being equal, the Company's net interest income should decrease during the life of such Mortgage Securities as the Company will be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates decrease over the life of such Mortgage Securities, all other factors being equal, the Company's net interest income should increase during the life of such Mortgage Securities as the Company will amortize its net premium balance over a longer time.

   The table below summarizes the Company's Investments at September 30, 1998.

                                         SECURITIES (EXCLUDING IOs)
                                           (dollars in thousands)

                                                                                                     Weighted
                                                                                                   Estimated
                                                                        Amortized                   Fair Value
                                                                        Cost to                        to          Average
                               Principal       Net        Amortized     Principal     Estimated     Principal      Life
                               Amount      Discount        Cost         Amount        Fair Value      Amount      (Years)

 September 30, 1998          $ 2,176,456   $ (36,547)     $ 2,139,909    98.32%      $ 2,167,774      99.60%         6.0


                                               MORTGAGE LOANS
                                           (dollars in thousands)


                                                                   Amortized                      Estimated         Weighted
                                                                    Cost to         Estimated     Fair Value        Average
                            Principal    Net          Amortized     Principal       Fair         to Principal        Life
                             Amount       Premium        Cost         Amount        Value         Amount          (Years)


 September 30, 1998         $ 8,899      $ 347        $ 9,246        103.90%       $ 9,246         103.90%           2.6



                                 IO SECURITIES
                                                           Amortized               Estimated      Weighted
                                                           Cost to                 Fair Value     Average
                        Notional   Net        Amortized    Notional   Estimated    to Notional    Life
                       Amount      Premium    Cost (1)     Amount     Fair Value    Amount       (Years)

September 30, 1998   $1,040,105  $50,039      $50,039       4.81%     $47,419       4.56%          7.6

The table below shows unrealized gains and losses on the Securities in the Company's portfolio at September 30, 1998.

                           UNREALIZED GAINS AND LOSSES

                                                              At September
                                                                30, 1998
                                                          (dollars in thousands)

Unrealized Gain                                               $ 48,997
Unrealized Loss                                                (65,828)
Net Unrealized Loss                                            (16,831)
Net Unrealized Loss as % of
 Investments Principal/Notional                                  -0.52%
   Amount
Net Unrealized Loss as % of Investments                          -0.77%
Amortized Cost

BORROWINGS

          To date, the Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's Investments. These borrowings appear on the balance sheet as repurchase agreements. At September 30, 1998, the Company had established uncommitted borrowing facilities in this market with twenty lenders. Substantially all of the Company's Investments are currently accepted as collateral for such borrowings. The Company has not established, and currently does not intend to establish, permanent lines of credit. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company's financing objectives. At September 30, 1998, the Company had bororowings outstanding from eight lenders. Such borrowings are generally short-term (7-day or 30-day term) and may not be renewed by the lender at its discretion. At October 31, 1998, the Company had borrowings outstanding from eight lenders. Certain lenders have reduced the funds available to the Company for certain less liquid securities.

     For the quarter ended September 30, 1998, the term to maturity of the Company's borrowings has ranged from one day to five years, with a weighted average remaining maturity of 411 days at September 30, 1998. At September 30, 1998, the Company had outstanding $2,029.8 million of repurchase agreements. Approximately $600 million of the Company's borrowings have a cost of funds which adjusts monthly based on a fixed spread over or under one-month LIBOR. At September 30, 1998, the weighted average cost of funds for all of the Company's borrowings was 5.79%. At September 30, 1998, Investments actually pledged had an estimated fair value of $2,129.1 million.

     At September 30, 1998, $500.0 million of the Company's Agency Fixed Rate Pass- Throughs were subject to a repurchase agreement with a broker-dealer with a term of five years ending March 10, 2003. The borrowing rate of this repurchase agreement is three-month LIBOR plus 61.5 basis points and is capped at 6.365%.

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

          Current trends in the financial markets (including the dislocation in the market for fixed- income securities, the tightening of credit available for investment in securities and the decrease in value of mortgage securities due to prepayment risk) have had an adverse effect on the Company's ability to borrow funds and may continue to have such an effect. To address concerns with respect to possible decreased liquidity, the Company has begun to delever its portfolio and sell Securities. From September 30, 1998 through October 31, 1998, the Company has sold approximately $1.1 billion of Securities (agency fixed/floating rate mortgage securities, agency fixed rate pass-through certificates, emerging market securities, interest-only securities, principal-only securities and interest rate swaps).

STOCKHOLDERS' EQUITY

     The Company uses "available-for-sale" treatment for its Securities; these assets are carried on the balance sheet at estimated market value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at September 30, 1998 was $174.5 million, or $9.44 per share. If the Company had used historical amortized cost accounting, the Company's equity base at September 30, 1998 would have been $191.3 million, or $10.35 per share.

     With the Company's "available-for-sale" accounting treatment, unrealized fluctuations in market values of assets do not impact GAAP net income or taxable income but rather are reflected on the balance sheet by changing the carrying value of the assets and reflecting the change in stockholders' equity under "Accumulated Other Comprehensive Income (Loss)" and in the statement of operations under "Other Comprehensive Loss." By accounting for its assets in this manner, the Company hopes to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

     As a result of this mark-to-market accounting treatment, the book value and book value per share of the Company are likely to fluctuate far more than if the Company used historical amortized cost accounting. As a result, comparison with companies that use historical cost accounting for some or all of their balance sheet may be misleading.

     Unrealized changes in the estimated net market value of Securities have one direct effect on the Company's potential earnings and dividends: positive market-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes in the net market value of the Company's Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Accumulated Other Comprehensive Income (Loss)" was $(16.8) million, or (0.77)% of the amortized cost of Securities at September 30, 1998.

     The table below shows the Company's equity capital base as reported and on a historical amortized cost basis at September 30, 1998. The historical cost equity basis is influenced by issuances of Common Stock, the level of GAAP earnings as compared to dividends declared, and other factors. The GAAP reported equity base is influenced by these factors plus changes in the "Accumulated Other Comprehensive Income" account.

                              STOCKHOLDERS' EQUITY
                  (dollars in thousands, except per share data)


                                                             Net Unrealized        GAAP           Historical      GAAP
                                             Historical        Losses on         Reported         Amortized      Reported
                                             Amortized           Assets           Equity             Cost         Equity
                                            Cost Equity        Available           Base             Equity     (Book Value
                                               Base            for Sale        (Book Value)       Per Share      Per Sale)

At September 30, 1998                       $ 191,314         $ (16,831)       $ 174,483         $   10.35      $   9.44



CAPITAL AND LEVERAGE POLICIES

     The Company's operations are highly leveraged. Initially, the Company financed its acquisition of Investments through proceeds of its initial public offering and several private placements, and currently finances acquisitions primarily by borrowing against or "leveraging" its existing portfolio and using the proceeds to acquire additional Investments. The Company's target for its equity-to-assets ratio depends on market conditions and other factors deemed relevant by the Manager, subject to the review of the Company's Board of Directors. Currently, the Company has been delevering, thereby increasing its equity-to-assets ratio. At September 30, 1998, the Company's equity-to-assets ratio was 7.50%. At October 31, 1998, the Company's equity-to-assets ratio was approximately 12.0%. The equity-to-assets ratio is total stockholders' equity as a percentage of total assets. For purposes of calculating the equity-to-assets ratio, the Company's total assets include the value of the Company's investment portfolio on a marked-to- market-basis. For purchased Investments, the Company obtains market quotes for its Investments from independent broker-dealers that make markets in securities similar to those in the Company's portfolio. The Company's total stockholders' equity, for purposes of this calculation, equals the Company's stockholders' equity determined in accordance with GAAP.

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

YEAR 2000 COMPLIANCE

     The Company is substantially dependent upon the Manager's information technology infrastructure. The Manager uses a significant number of computer software programs and operating systems in its internal operations relating to the management of the Company and its portfolio. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year and impacts both information technology ("IT") and non-IT systems. Any of the Company's or the Manager's computer programs that have time- sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause the Company to incur expenses and the risk and potential expense of any disruptions that may be caused by the software's impaired functioning as the year 2000 approaches and by the modification or replacement of such software.

     The Manager will bear the costs associated with determining whether its systems are year 2000 compliant and the costs of any necessary modifications or replacements. The Manager has advised the Company that the Manager has reviewed its computer systems in order to evaluate necessary modifications for year 2000 compliance. The Manager does not anticipate any material difficulties in achieving year 2000 compliance with respect to the Manager's computer systems.

     The Company has completed the process of identifying its IT systems that are not year 2000 compliant. As the Company does not use any proprietary software in its operations, the Company does not foresee any material issues or costs associated with year 2000 compliance. The Company is currently in the process of assessing its non-IT systems for year 2000 compliance.

     The ability of third parties with whom the Company transacts business to address adequately their year 2000 compliance is beyond the Company's control. The Company has not started the process of contacting vendors and others with whom the Company does significant business to determine their year 2000 compliance status and the extent to which the Company could be affected by any third party year 2000 compliance issues. There can be no assurance that the systems of other companies with whom the Company does business or on which the Manager's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Manager's systems, would not have a material adverse effect on the Company.

     The costs incurred by the Company to address year 2000 compliance have not had, and are not anticipated to have, a material adverse effect on the Company's business, financial condition, results of operations or ability to sustain growth. The costs are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     At September 30, 1998, there were no legal proceedings to which the Company was a party or of which any of its properties were subject.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

     On October 2, 1998, the Company's Board of Directors authorized its financial advisor, Lehman Brothers Inc., to promptly solicit offers to acquire the Company or all, or substantially all, of its assets. To date, Lehman Brothers Inc., after soliciting offers to acquire the Company, has not received any firm bids. Lehman Brothers Inc. is continuing to solicit bids on behalf of the Company.

     Also on October 2, 1998, the Company's Board of Directors engaged BlackRock Financial Management, Inc. ("BlackRock") as its consultant to review the Company's portfolio and to make recommendations designed to reduce the portfolio's susceptibility to basis and interest rate risk and to create additional liquidity.

     BlackRock has recommended that the Manager delever the Company's portfolio by selling certain Securities. From September 30, 1998 through October 31, 1998, the Company has sold approximately $1.1 billion of Securities (agency fixed/floating rate mortgage securities, agency fixed rate pass-through certificates, emerging market securities, interest-only securities, principal-only securities and interest rate swaps).

     The Manager has determined the Company's net asset value as of October 31, 1998 to be between $7.50 and $8.00 per share. The net asset value as of such date reflects sales of Securities completed through October 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

         Exhibit 10.1 - Consulting Agreement dated as of October 2,
                        1998 between BlackRock Financial Management Inc. and the Company

         Exhibit 27.1 - Financial Data Schedule

(b) Reports

     On August 3, 1998, the Company filed a Current Report on Form 8-K regarding press releases issued by the Company announcing certain administrative changes at LASER Advisers Inc. and the termination of Michael L. Smirlock as Chief Executive Officer, President and Chairman of the Company.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LASER MORTGAGE MANAGEMENT, INC.



Dated: November 16, 1998             By:  /s/ Frederick N. Khedouri
                                          -------------------------
                                          Frederick N. Khedouri
                                          President
                                          (authorized officer of registrant)


Dated: November 16, 1998             By: /s/ Thomas G. Jonovich
                                         -----------------------
                                          Thomas G. Jonovich
                                          Chief Financial Officer (principal
                                          accounting officer)

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

         10.1* Consulting Agreement dated as of October 2, 1998 between BlackRock Financial Management, Inc. and the Company

         27.1*             Summary Financial Data
----------
* Filed herewith.