Form 10-K
period 1998-12-31
LASER MORTGAGE MANAGEMENT INC
filed 1999-04-01
CIK 1046099

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT  OF 1934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM __________ TO ___________

                         COMMISSION FILE NUMBER: 1-13563
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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          At March 29, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $94,735,896, based upon the closing sale price of the Common Stock on the New York Stock Exchange on that date. At March 29, 1999, the Registrant had outstanding 17,818,283 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement issued in connection with the 1999 Annual Meeting of Stockholders are incorporated by reference into
Part III hereof.

                         LASER MORTGAGE MANAGEMENT, INC.

                                TABLE OF CONTENTS


                                     PART I

     Item 1   Business.................................................3

     Item 2   Properties..............................................19

     Item 3   Legal Proceedings.......................................19

     Item 4   Submission of Matters to a Vote of Security Holders.....20

                                     PART II

     Item 5   Market for Registrant's Common Equity and Related
              Stockholder Matters.....................................21

     Item 6   Selected Financial Data.................................22

     Item 7   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................23

     Item 7A  Quantitative and Qualitative Disclosures About
              Market Risk.............................................37

     Item 8   Financial Statements and Supplementary Data.............38

     Item 9   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.....................38

                                    PART III

     Item 10  Directors and Executive Officers of the Registrant......39

     Item 11  Executive Compensation..................................39

     Item 12  Security Ownership of Certain Beneficial Owners
              and Management..........................................39

     Item 13  Certain Relationships and Related Transactions..........39

                                     PART IV

     Item 14  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.............................................39

     Financial Statements............................................F-1

                                     PART I

ITEM 1.  BUSINESS

          REFERENCE IS MADE TO THE GLOSSARY COMMENCING ON PAGE 40 OF THIS REPORT FOR DEFINITIONS OF TERMS USED IN THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS AND ELSEWHERE IN THIS REPORT.

GENERAL

          LASER Mortgage Management, Inc. (the "Company"), a Maryland corporation, is a specialty finance company, organized in September 1997, that invests primarily in mortgage-backed securities and mortgage loans. The mortgage-backed securities include mortgage pass-through certificates, collateralized mortgage obligations, other securities representing interests in, or obligations backed by, pools of mortgage loans and mortgage derivative securities (collectively, the "Mortgage Securities"). The mortgage loans are secured by first or second liens on single-family residential, multi-family residential, commercial or other real property (the "Mortgage Loans" and, together with the Mortgage Securities, the "Mortgage Assets"). See "--Description of Assets."

          The Company has been delevering its portfolio by selling certain securities and repaying borrowings in an attempt to reduce the portfolio's susceptibility to basis and interest rate risk and to create additional liquidity. As of December 31, 1998, based upon "available-for-sale" accounting treatment, the Company's net asset value per share was $7.17 per share. During the year ended December 31, 1998, the Company reduced its portfolio by approximately $2.8 billion of Mortgage Assets, including approximately $2.7 billion of Agency Certificates, and terminated interest rate swaps, at a loss of approximately $(52.4) million.

          The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its short taxable year ended December 31, 1997, and such election has not been revoked. The Company has qualified as a REIT for the taxable years since its inception, and generally will not be subject to federal income tax provided that it distributes its income to its stockholders and maintains its qualification as a REIT. See "--Federal Income Tax Considerations."

RECENT DEVELOPMENTS

          On March 29, 1999, the Company's Board of Directors declared a special first quarter distribution in cash of $2.00 per share of Common Stock. The special distribution is payable on April 30, 1999 to stockholders of record as of April 1, 1999. Depending upon the Company's reported taxable income for 1999, this distribution may in whole or in part be characterized as a return of capital for tax purposes.

          On March 29, 1999, to improve its liquidity, the Company terminated a repurchase agreement with a broker-dealer with respect to $500 million of the Company's Agency Certificates and realized a loss of approximately $(8.5) million in connection therewith. From January 1, 1999 through March 29, 1999, the Company sold approximately $310 million of Mortgage Assets, including approximately $275 million of Agency Certificates, at a loss of approximately $(5.0) million.

          On March 2, 1999, the Company announced that the Company and LASER Advisers Inc., a registered investment adviser (the "Former Manager"), terminated the agreement (the "Management Agreement") under which the Former Manager served as the external manager of the Company, and that the Company had become internally advised with Robert J. Gartner, Vice President of the Company, being responsible for day-to-day investment decisions for the Company. Mr. Gartner had been actively engaged in the management of the Company's portfolio by the Former Manager since the Company's inception and had resigned his post at the Former Manager to become a full-time employee of the Company. The Company also announced that BlackRock Financial Management, Inc. ("BlackRock") had agreed to extend its consulting engagement with the Company, that Thomas Jonovich, Chief Financial Officer and Treasurer of the Company, and Jonathan Green, General Counsel of the Company, resigned effective March 2, 1999, that Peter T. Zimmermann, Vice President and Chief Operating Officer of the Company, resigned effective January 11, 1999 and that the Former Manager agreed to assist the Company with respect to the transfer of the advisory function to the Company and with the filing of this Annual Report on Form 10-K.

          As of February 28, 1999, the Company estimates that its net asset value per share was between $6.75 and $7.00 per share. As of that date, the Company estimates that its portfolio was comprised of approximately $666 million of Agency Certificates, $70 million of Subordinate Interests, $25 million of CMOs, $24 million of IOs, $8 million of Mortgage Loans and $13 million of other fixed-income assets, none of which were emerging market securities.

EVENTS LEADING TO TERMINATION OF MANAGEMENT AGREEMENT

          In late June 1998, the Company's Board of Directors was advised by the Former Manager of certain pricing and other irregularities in connection with Shetland Fund Ltd., one of the private investment funds (the "Affiliated Funds") advised and managed by the Former Manager which invest in Mortgage Securities. The reported irregularities included the failure to obtain dealer quotes for securities, the failure to obtain more than a single quote in certain instances, mispricing bids, misplaced records, missing records and improperly identified securities in the portfolio. In July 1998, the Company's Board of Directors was informed by the Former Manager that the irregularities detected in the Affiliated Fund did not affect the portfolio of securities held by the Company and that certain procedural deficiencies existed at the Former Manager which allowed for the irregularities. On July 29, 1998, the Former Manager announced certain administrative changes, including the resignation of Michael L. Smirlock as Chief Executive Officer of the Former Manager and the removal of Mr. Smirlock from trading and day- to-day participation in the Former Manager's activities. Mr. Smirlock continues as Chairman of the Board and a majority stockholder of the Former Manager.

          On July 30, 1998, the Company's Board of Directors terminated the employment of Michael L. Smirlock as Chief Executive Officer and President and removed Mr. Smirlock as Chairman of the Board of the Company. Mr. Smirlock remains a director of the Company, although the Board of Directors has asked for his resignation. The day-to-day portfolio management decisions for the Former Manager on behalf of the Company thereafter, until the occurrence of the events described above under "Recent Developments," were made jointly by Peter T. Zimmermann and Robert J. Gartner, then officers of the Former Manager. On July 30, 1998, the Company also accepted the resignation of two of its directors, David A. Tepper and William Marshall, effective that day. Both Mr. Tepper and Mr. Marshall advised the Company that they had resigned due to other commitments. Mr. Tepper remains a director and minority stockholder of the Former Manager. The Board elected Jonathan Ilany as a member of the Company's Board of Directors.

          On October 2, 1998, the Company's Board of Directors authorized its financial advisor, Lehman Brothers Inc. ("Lehman Brothers"), promptly to solicit offers to acquire the Company or all, or substantially all, of its assets. Lehman Brothers, after soliciting offers to acquire the Company, did not receive any firm bids. Lehman Brothers no longer is soliciting actively bids on behalf of the Company, although it will receive for evaluation bids from interested persons. Also on October 2, 1998, the Company's Board of Directors engaged BlackRock as its consultant to review the Company's portfolio and to make recommendations designed to reduce the portfolio's susceptibility to basis and interest rate risk and to create additional liquidity. BlackRock recommended to the Company that the Former Manager delever the Company's portfolio by selling certain Mortgage Assets.

          On December 15, 1998, the Company was informed by the Former Manager of its resignation as investment adviser to four of the Affiliated Funds, Steed Finance LDC, Quarter Horse Finance Ltd., Shetland Fund Ltd. and Trakehner Fund L.P., and that it continued to manage investments for Mustang Investment Limited Partnership. All references to the Affiliated Funds herein relate to Mustang Investment Limited Partnership and the other four Affiliated Funds previously managed by the Former Manager.

INVESTMENT STRATEGY

          The Company was organized to create and manage an investment portfolio, principally of Mortgage Assets, that, in combination with financing and hedging activities, would generate income for distribution to its stockholders while preserving the Company's capital base. During 1998, the Company maintained a portfolio at its peak in June 1998 of approximately $3.8 billion of Mortgage Assets. However, over recent months, the Company has been delevering its portfolio of Mortgage Assets.

          The Company is authorized to acquire the following types of investments: (i) fixed and adjustable rate mortgage pass-through certificates ("Pass-Through Certificates"), which are securities collateralized by pools of Mortgage Loans issued and sold to investors by private, non-governmental issuers ("Privately-Issued Certificates") or by various U.S. government agencies or instrumentalities, such as the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA") (collectively, "Agency Certificates"); (ii) collateralized mortgage obligations, including regular interests in REMICs ("CMOs"), which are fixed and adjustable rate debt obligations collateralized by Mortgage Loans or Pass-Through Certificates; (iii) Mortgage Loans; (iv) mortgage derivative securities ("Mortgage Derivatives"), including interest-only securities ("IOs") which receive only certain interest payments from a pool of Mortgage Securities or Mortgage Loans; (v) subordinate interests ("Subordinate Interests"), which are classes of Mortgage Securities junior to other classes of Mortgage Securities in the right to receive payments from the underlying Mortgage Loans; and (vi) other fixed-income securities in an amount not to exceed 5% of total assets. Consistent with the Company's policy of maintaining its status as a REIT for federal income tax purposes, substantially all of the Company's assets consist of assets of the type described in Section 856(c)(5)(b) of the Code ("Qualified Real Estate Assets"). See "-- Description of Assets" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Investments."

          The Company is required to invest at least 70% of its total assets (the "70% Asset Group") in (i) securities which are rated within one of the two highest ratings categories by one of the Rating Agencies but not guaranteed by the U.S. government or an agency or instrumentality thereof, such as FHLMC and FNMA Certificates, (ii) securities which are unrated but are guaranteed by the U.S. government or an agency or instrumentality thereof or (iii) Mortgage Loans to borrowers who would otherwise meet FHLMC, FNMA or GNMA guidelines, except with respect to the size of the loans. At December 31, 1998, 86% of the Company's total assets were in the 70% Asset Group.

          The remainder of the Company's assets, not to exceed 30% of its total assets (the "30% Asset Group"), may consist of Mortgage Loans (other than those included in the 70% Asset Group), retained Subordinate Interests and fixed-income securities (other than those included in the 70% Asset Group) that are primarily Qualified Real Estate Assets but also include non-investment grade high yield corporate debt. To attempt to minimize the potentially higher level of credit and liquidity risk of these securities, the Company has attempted to limit its investments in, and diversify its portfolio of, securities in the 30% Asset Group. At December 31, 1998, 14% of the Company's total assets were in the 30% Asset Group.

          References to ratings of Mortgage Assets apply only at the time a transaction is entered into by the Company. Any subsequent change in a rating assigned to a Mortgage Asset or change in the percentage of Company assets invested in certain Mortgage Assets or other instruments resulting from market fluctuations or other changes in the Company's total assets will not require the Company to dispose of an investment. If different Rating Agencies assign different ratings to the same Mortgage Assets, the Company will determine which rating it believes most accurately reflects the Mortgage Asset's quality and risk at that time taking into account numerous factors, including the price of the security, available public information regarding the issuer and liquidity concerns. A rating is not a recommendation to buy, sell or hold a security, inasmuch as such rating does not comment as to the market price of the security or the suitability of the security for a particular investor. There is no assurance that a rating will continue for any given period of time or that a rating will not be lowered or withdrawn entirely by a Rating Agency if, in its judgment, circumstances so warrant.

          As a requirement for maintaining REIT status, the Company intends to distribute to stockholders aggregate distributions equaling at least 95% of its Taxable Income. See "--Federal Income Tax Considerations." As described above, the Company anticipates making additional distributions of capital to stockholders from time to time. Subject to the limitations of applicable state securities and corporation laws, the Company may distribute capital by making purchases of its own capital stock or making distributions in excess of earnings.

OPERATING POLICIES AND STRATEGIES

          The Company adopted compliance guidelines, including restrictions on acquiring, holding and selling assets, to ensure that the Company continues to qualify as a REIT. Before acquiring any asset, the Company determines whether such asset would constitute a Qualified Real Estate Asset. Substantially all of the assets that the Company intends to acquire are expected to be Qualified Real Estate Assets. The Company regularly monitors purchases of Mortgage Assets and the income generated from such assets, including income from its hedging activities, in an effort to ensure that at all times the Company maintains its qualification as a REIT and its exemption under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Company has engaged a nationally recognized independent public accounting firm to assist it in developing internal accounting and testing procedures and to assist in monitoring and conducting quarterly compliance reviews to determine compliance with the REIT Provisions of the Code.

          CAPITAL AND LEVERAGE POLICIES

          The Company's operations were leveraged approximately 6.9 to 1 as of December 31, 1998 and approximately 6.3 to 1 as of February 28, 1999. Currently, the Company has been delevering, thereby increasing its equity-to-assets ratio. At December 31, 1998, the Company's equity-to-assets ratio was 14.6%, and ranged from a high of 15.9% to a low of 5.9% during 1998. Initially, the Company financed its acquisition of Mortgage Assets through proceeds of its initial public offering in December 1997 and several concurrent private placements, and currently finances any acquisitions primarily by borrowing against or "leveraging" its existing portfolio and using the proceeds to acquire additional Mortgage Assets. The Company's target for its equity-to-assets ratio depends on market conditions and other relevant factors.

          The equity-to-assets ratio is total stockholders' equity as a percentage of total assets. The Company's total stockholders' equity, for purposes of this calculation, equals the Company's stockholders' equity determined in accordance with GAAP. For purposes of calculating the equity-to-assets ratio, the Company's total assets include the value of the Company's investment portfolio on a marked-to-market-basis. For purchased Mortgage Assets, the Company obtains market quotes for its Mortgage Assets from independent broker-dealers that make markets in securities similar to those in the Company's portfolio. The Board of Directors has discretion to deviate from or change the Company's indebtedness policy at any time. However, the Company endeavors to maintain an adequate capital base to protect against interest rate environments in which the Company's financing and hedging costs might exceed interest income from its Mortgage Assets. These conditions could occur, for example, when, due to interest rate fluctuations, interest income on the Company's Mortgage Assets (which occur during periods, like the first three quarters of 1998, of rapidly rising interest rates or during periods when the Mortgage Loans in the portfolio are prepaying rapidly) lags behind interest rate increases in the Company's variable rate borrowings.

          SHORT-TERM BORROWING

          Mortgage Assets, other than securitized Mortgage Loans, are financed primarily at short-term borrowing rates through reverse repurchase agreements. Reverse repurchase agreements are sales of pledged securities to a lender at discounted prices in return for an agreement by the lender to resell the same or substantially similar securities to the borrower on some future date at an agreed price.

          Reverse repurchase agreements are structured as sale and repurchase obligations that allow a borrower to pledge purchased Mortgage Assets as collateral securing short-term loans to finance the purchase of such Mortgage Assets. Typically, the lender in a reverse repurchase arrangement makes a loan in an amount equal to a percentage of the market value of the pledged collateral. At maturity, the borrower is required to repay the loan and the pledged collateral is released. Pledged Mortgage Assets continue to pay principal and interest to the borrower.

          Reverse repurchase agreements are expected to continue to be the principal means of leveraging the Company's Mortgage Assets. The Company enters into reverse repurchase agreements with financially sound institutions, including broker-dealers, commercial banks and other lenders.

          Reverse repurchase agreements also require the Company to deposit additional collateral (a "margin call") or reduce its borrowings thereunder, if the market value of the pledged collateral declines. This may require the Company to sell Mortgage Assets to provide such additional collateral or to reduce the amount borrowed. If these sales were made at prices lower than the carrying value of the Mortgage Assets, the Company would experience losses. Principally during the third quarter of 1998, the Company was subject to numerous margin calls under its collateralized borrowings and was forced to sell Mortgage Assets to reduce the amount borrowed which resulted in losses to the Company. In 1998, the Company realized a loss of $(52.4) million, or $(2.62) per weighted average share, on sales of Mortgage Securities and terminations of interests rate swaps as the Company raised cash to meet increased margin requirements.

          As of December 31, 1998, the Company had met every margin call initiated by its lenders despite the devaluation of the Company's portfolio, which substantially reduced the Company's liquidity. As of December 31, 1998, the Company's cash and cash equivalent balance was $30.4 million compared to $82.6 million as of December 31, 1997. The Company believes that it has sufficient assets to meet margin calls.

          INTEREST RATE RISK MANAGEMENT STRATEGY AND HEDGING ACTIVITIES

          The Company follows an interest rate risk management strategy designed to protect against the adverse effects of major interest rate changes. The Company enters into hedging transactions which include interest rate swaps, interest rate collars, caps, floors and options. These instruments are used to hedge as much of the interest rate risk of the Company as the Company determines is in the best interest of the stockholders, given the cost of such hedges and the need to maintain the Company's status as a REIT.

          Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to recordkeeping, financial responsibility or segregation of customer funds and positions. The business failure of a counterparty with which the Company has entered into a hedging transaction will most likely result in a default. The default of a counterparty with which the Company has entered into a hedging transaction may result in the loss of unrealized profits and force the Company to cover its resale commitments, if any, at the then current market price. Although generally the Company seeks to reserve for itself the right to terminate its hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the counterparty, and the Company may not be able to enter into an offsetting contract in order to cover its risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and the Company may be required to maintain a position until exercise or expiration, which could result in losses.

          In December 1997, the Company entered into interest rate swaps with an aggregate notional amount of $1,035 million. The Company used these interest rate swaps to hedge its available-for-sale portfolio of fixed-rate Agency Certificates. The primary objective of this hedging strategy was to change the interest rate characteristics of these securities from fixed to variable rates, to better correspond to the maturity and repricing characteristics of the short-term repurchase agreements used by the Company to fund these investments. This primary objective was the basis for the Company's hedge accounting treatment. The Company continually monitored the swaps to ensure that they were effective at changing the interest rate characteristics of the securities. A secondary objective was to offset fluctuations in the fair value of the securities caused by fluctuations in market interest rates.

          In September 1998, the Company experienced margin calls and believed it prudent to increase its liquidity and, therefore, liquidated a large portion of its Agency Certificates. In conjunction with the liquidation of these securities positions, the Company also discontinued hedge accounting for the related swaps with an aggregate notional amount of $485 million. The Company recognized the unrealized loss on these swaps as an element of the overall loss on the liquidation of the securities of $(26.0) million. In October 1998, the Company liquidated Agency Certificates in response to continued margin calls and the need for liquidity. The overall October 1998 loss on the liquidation of Agency Certificates, including losses recognized upon suspension of hedge accounting for the remaining swap with a notional amount of $550 million, totaled $(35.0) million. On the day of each suspension of hedge accounting, the affected swaps were closed out without additional gain or loss.

          The valuations and other information used by the Company to monitor the effectiveness of its interest rate swap hedging strategy were obtained through multiple independent dealer quotes. This same information was used to record the investments and swaps in the Company's financial statements and to determine the Company's net asset value. The Company has never purchased or written options to enter into swaps. As part of the Company's investigation of the potential impact of the pricing irregularities discovered at the Affiliated Funds, the Company reviewed the pricing of its own securities and swaps and concluded that the valuations used were accurate.

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

          In particular, when the Company earns income under such instruments, it will seek advice from Special Tax Counsel as to whether such income constitutes qualifying income for purposes of the 95% Gross Income Test and as to the proper characterization of such arrangements for purposes of the REIT Asset Tests. The "95% Gross Income Test" means the requirement for each taxable year that at least 95% of the Company's gross income for each taxable year must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified Real Estate Assets or "qualified temporary investment income" (i.e., income derived from "new capital" within one year of the receipt of such capital), dividends, interest and gains from the sale of stock or other securities (including certain interest rate swap or cap agreements, options, forward rate agreements and similar financial instruments entered into to reduce the interest rate risk with respect to debt incurred to acquire Qualified Real Estate Assets) not held for sale in the ordinary course of business. See "--Federal Income Tax Considerations--Requirements for Qualification--Gross Income Tests." This determination may result in the Company electing to bear a level of interest rate risk that could otherwise be hedged when it believes, based on all relevant facts, that bearing such risk is advisable to maintain its status as a REIT.

DESCRIPTION OF ASSETS

          The Company is permitted to acquire the following types of investments subject to the operating restrictions described in "--Operating Policies and Strategies."

          PASS-THROUGH CERTIFICATES

          The Company's investments in Mortgage Securities are concentrated in Pass-Through Certificates. The Pass-Through Certificates the Company acquires consist primarily of fixed and adjustable rate Agency Certificates and Privately-Issued Certificates and represent interests in Mortgage Loans primarily secured by liens on single-family residential, multi-family residential and commercial real properties, but also may be secured by liens on other types of real property. As of December 31, 1998, 82% of the Company's portfolio consisted of Pass-Through Certificates.

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

          FHLMC Certificates may be backed by pools of Mortgage Loans secured by single-family or multi-family residential properties. Such underlying Mortgage Loans may have original terms to maturity of up to 40 years. FHLMC Certificates may pay interest at a fixed or adjustable rate. The interest rate paid on FHLMC adjustable rate mortgage ("ARM") certificates adjusts periodically within 60 days prior to the month in which the interest rates on the underlying Mortgage Loans adjust. The interest rates paid on FHLMC ARM Certificates issued under FHLMC's standard ARM programs adjust in relation to the Treasury Index. Other specified indices used in FHLMC ARM programs include the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco (the "11th District Index") and LIBOR. Interest rates paid on fully-indexed FHLMC ARM Certificates equal the applicable index rate plus a specified number of basis points ranging typically from 125 to 250 basis points.

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

          GNMA certificates may pay a fixed or adjustable coupon rate. At present, most GNMA certificates issued under GNMA's standard ARM program adjust annually in relation to the Treasury Index. Interest rates paid on GNMA ARM Certificates typically equal the index rate plus 150 basis points. Adjustments in the interest rate are generally limited to an annual increase or decrease of 100 basis points and to a lifetime cap of 500 basis points over the initial coupon rate.

          PRIVATELY-ISSUED CERTIFICATES. Privately-Issued Certificates are structured similarly to Agency Certificates and are issued by originators of, and investors in, Mortgage Loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose subsidiaries of such institutions. Privately-Issued Certificates are usually backed by a pool of fixed or adjustable rate Mortgage Loans and are generally structured with one or more types of credit enhancement, including mortgage pool insurance or subordination. However, Privately-Issued Certificates are typically not guaranteed by an entity having the credit status of FHLMC, FNMA or GNMA.

          SUBORDINATE INTERESTS

          The Company is permitted to acquire Subordinate Interests in pools of Mortgage Loans securitized by others. The credit quality of Mortgage Loans and Mortgage Securities collateralized by underlying Mortgage Loans depends on a number of factors, including their loan-to-value ratio, their terms and the geographic diversification of the properties securing the Mortgage Loans and, in the case of multi-family and commercial properties, the creditworthiness of tenants. As of December 31, 1998, 9% of the Company's portfolio consisted of Subordinate Interests.

          In a securitization, payments of principal of and interest on the underlying Mortgage Loans may be allocated among several classes of Mortgage Securities issued in the securitization in many ways, and the credit quality of a particular class of Mortgage Securities depends primarily on its payment priority. In a typical securitization, the Subordinate Interests absorb losses from defaults or foreclosures on the Mortgage Loan collateral before such losses are allocated to more senior classes, providing credit protection to more senior classes. As a result, Subordinate Interests carry significant credit risks. Subordinate Interests in a typical securitization are subject to a substantially greater risk of non-payment than more senior classes. Accordingly, Subordinate Interests are assigned lower credit ratings, or no rating at all. Neither the Subordinate Interests nor the underlying mortgages are guaranteed by agencies, or instrumentalities of the U.S. government.

          As a result of the typical "senior-subordinated" securitization structure, Subordinate Interests are extremely sensitive to losses on the underlying Mortgage Loans. For example, if the Company owns a $10 million Subordinate Interest in an issuance of Mortgage Securities consisting of $100 million of Mortgage Loan collateral, a 7% loss on the underlying Mortgage Loans will result in a 70% loss on the Subordinate Interest. Accordingly, the holder of the Subordinate Interest is particularly interested in minimizing the loss frequency (the percentage of the Mortgage Loan balance that defaults over the life of the Mortgage Loan collateral) and the loss severity (the amount of loss on a defaulted Mortgage Loan, I.E., the principal amount of the Mortgage Loan unrecovered after applying any recovery to the expenses of foreclosure and accrued interest) on the underlying Mortgage Loans. The loss frequency on a pool of Mortgage Loans will depend upon a number of factors, most of which will be beyond the control of the Company or the applicable Master Servicer.

          Many of the Subordinate Interests acquired by the Company will not have been registered under the Securities Act, but instead, will have initially been sold in private placements. Such unregistered Subordinate Interests will be subject to certain restrictions on resale and, accordingly, will have more limited marketability and illiquidity than registered Securities. Although there are some exceptions, most issuers of multi-class Mortgage Securities elect to be treated, for federal income tax purposes, as REMICs. Although the Company sought to purchase Subordinate Interests at a price designed to return the Company's investment and generate a profit thereon, there can be no assurance that such goal will be met or that the Company's investment in a Subordinate Interest will be returned in full or at all.

          MORTGAGE DERIVATIVES

          The Company is permitted to invest in Mortgage Derivatives, including IOs, Inverse IOs, Sub IOs and floating rate derivatives. Mortgage Derivatives provide for the holder to receive interest only, principal only, or interest and principal in amounts that are disproportionate to those payable on the underlying Mortgage Loans. Payments on Mortgage Derivatives are highly sensitive to the rate of prepayments on the underlying Mortgage Loans. If the actual prepayment rate on such Mortgage Loans is more rapid than anticipated, the rates of return on Mortgage Derivatives representing the right to receive interest only or a disproportionately large amount of interest, I.E., IOs, would be likely to decline. Conversely, the rates of return on Mortgage Derivatives representing the right to receive principal only or a disproportionate amount of principal, I.E., POs, would be likely to increase in the event of rapid prepayments. As of December 31, 1998, 3% of the Company's portfolio consisted of Mortgage Derivatives, all of which were IOs.

          Some IOs in which the Company is permitted to invest, such as Inverse IOs, bear interest at a floating rate that varies inversely with (and often at a multiple of) changes in a specific index. The yield to maturity of an Inverse IO is extremely sensitive to changes in the related index. The Company also is permitted to invest in inverse floating rate Mortgage Derivatives which are similar in structure and risk to Inverse IOs, except inverse floating rate Mortgage Derivatives are generally issued with a greater stated principal amount than Inverse IOs.

          Other IOs in which the Company is permitted to invest, such as Sub IOs, have the characteristics of a Subordinate Interest. A Sub IO is not entitled to any payments of principal; moreover, interest on a Sub IO often is withheld in a reserve fund or spread account to fund required payments of principal and interest to more senior tranches of Mortgage Securities. Once the balance in the spread account reaches a certain level, excess funds are paid to the holders of the Sub IO. These Sub IOs provide credit support to the senior classes and thus bear substantial credit risks. In addition, because a Sub IO receives only interest payments, its yield is extremely sensitive to the rate of prepayments (including prepayments as a result of defaults) on the underlying Mortgage Loans.

          IOs can be an effective hedging device because they generally increase in value as fixed rate Mortgage Securities decrease in value. The Company also is permitted to invest in other types of derivatives currently available in the market and other Mortgage Derivatives that may be developed in the future. The Company does not intend to purchase REMIC residuals or other CMO residuals.

          CMOS

          The Company is permitted to invest in CMOs, including adjustable rate and fixed rate CMOs issued by private issuers or FHLMC, FNMA or GNMA. CMOs are a series of bonds or certificates ordinarily issued in multiple classes, each of which consists of several classes with different maturities and often complex priorities of payment, secured by a single pool of Mortgage Loans, Pass-Through Certificates, other CMOs or other Mortgage Assets. Principal prepayments on collateral underlying a CMO may cause it to be retired substantially earlier than the stated maturities or final distribution dates. Interest is paid or accrues on all interest bearing classes of a CMO on a monthly, quarterly or semi-annual basis. The principal and interest on underlying Mortgages Loans may be allocated among the several classes of a series of a CMO in many ways, including pursuant to complex internally leveraged formulas that make the CMO class especially sensitive to interest rate or prepayment risk. As of December 31, 1998, 3% of the Company's portfolio consisted of CMOs.

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

          MORTGAGE LOANS

          The Company is permitted to invest in fixed and adjustable-rate Mortgage Loans secured by first or second liens on single-family (one-to-four unit) residential, multi-family residential, commercial or other real property as part of its investment strategy. As of December 31, 1998, 1% the Company's portfolio consisted of Mortgage Loans.

          The Company may acquire Mortgage Loans directly from Mortgage Sellers which include originators, and entities holding Mortgage Loans originated by others throughout the United States, such as savings and loans associations, banks, mortgage bankers, home builders, insurance companies and other mortgage lenders. The Board of Directors of the Company has not established any limits upon the geographic concentration of Mortgage Loans to be acquired by the Company or the credit quality of the Mortgage Sellers.

          OTHER FIXED-INCOME ASSETS

          The Company is permitted to invest in fixed-income securities that are not Mortgage Assets, including securities issued by corporations or issued or guaranteed by the U.S. government or its agencies or instrumentalities, loan participations, emerging market debt, non-investment grade high yield corporate debt and collateralized bond obligations, denominated in U.S. dollars and foreign currencies. In connection with the Company's investment in such securities, particularly collateralized loan obligations and collateralized bond obligations, the Company is permitted to pay fees to unrelated third-party managers. A portion of these assets will be securities which are included in the 30% Asset Group. The Company will invest no more than 5% of its assets in such fixed-income securities. In June 1998, at the peak of its portfolio, the Company owned approximately $70 million of other fixed-income assets. As of December 31, 1998, 2% of the Company's portfolio consisted of other fixed-income assets, none of which were emerging market securities.

          The Company has invested previously in debt securities issued or guaranteed by foreign governments, including debt securities rated below investment grade. Obligations of governments of emerging market countries are often subject to, or may be adversely affected by, risks associated with political and economic uncertainty, fluctuations of currency exchange rates, lower levels of disclosure and regulation in foreign securities markets than in the United States, risks of nationalization, expropriation and confiscatory taxation, taxation of income earned in foreign nations or other taxes imposed with respect to investments in foreign nations, foreign exchange controls and uncertainties as to the status, interpretation and application of laws. As of October 31, 1998, the Company sold all of its emerging market sovereign debt securities for a net loss of approximately $(15.1) million. The Company does not intend to invest in such securities in the future.

          The Company also is permitted to invest in non-investment grade high yield corporate debt rated below investment grade, commonly known as junk bonds. Junk bonds are generally unsecured, may be subordinated to other obligations of the issuer and generally have greater credit and liquidity risk than is typically associated with investment grade corporate obligations.

          The Company also is permitted to acquire interests in non-real estate loans. Such loan interests may be purchased either directly (by way of assignment from the selling institution) or indirectly (by way of the purchase of a participation interest from the selling institution). The purchaser of an assignment of an interest in a loan typically succeeds to all rights and obligations of the assigning selling institution and becomes a lender under the loan agreement. Participations typically result in a contractual relationship only with the selling institution, not with the borrower.

          In addition, the Company is permitted to invest in asset-backed securities which have structural characteristics similar to Mortgage Securities but relate to assets other than Mortgage Assets, including credit card, automobile and other receivables. Asset-backed securities may be rated or unrated and, if rated, may be above or below investment grade. They may bear coupons at a fixed or floating interest rate and also may be subject to prepayment risk.

THE FORMER MANAGER

          Until February 28, 1999, the day-to-day business and investment affairs of the Company were managed by the Former Manager subject to the supervision of the Company's Board of Directors. The Former Manager, a Delaware corporation and a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), specializes in managing investments in Mortgage Securities. Mr. Smirlock, the Chairman of the Board, a director and majority stockholder of the Former Manager, is a director of the Company, and Mr. Tepper, a director and minority stockholder of the Former Manager, is a former director of the Company.

          THE MANAGEMENT AGREEMENT

          Pursuant to the terms of the Management Agreement with the Company, the Former Manager was responsible for the day-to-day operations of the Company and performed (or caused to be performed) such services and activities relating to the assets and operations of the Company as was appropriate, subject to the supervision of the Company's Board of Directors. For performing these services, the Former Manager received an annual base management fee of 1.0% of Average Stockholders' Equity. The term "Average Stockholders' Equity" for any period meant stockholders' equity, calculated in accordance with GAAP, excluding any mark-to-market adjustments of the investment portfolio. The Company and the Former Manager have agreed that the provision for impairment charge on the IOs in the Company's portfolio is not a mark-to-market adjustment for purposes of these calculations.

          The Former Manager also was entitled to receive a quarterly incentive fee in an amount equal to 20% of the Net Income of the Company for the preceding fiscal quarter, in excess of the amount that would produce an annualized Return on Average Stockholders' Equity for such fiscal quarter equal to the Ten-Year U.S. Treasury Rate plus 1%. The term "Return on Average Stockholders' Equity" is calculated for any quarter by dividing the Company's Net Income for the quarter by its Average Stockholders' Equity for the quarter. For such calculations, the "Net Income" of the Company means the taxable income of the Company within the meaning of the Code, less capital gains and capital appreciation included in taxable income, but before the Former Manager's incentive fees and before deduction of dividends paid. The incentive fee payments to the Former Manager were computed before any income distributions were made to stockholders. As used in calculating the Former Manager's fee, the term "Ten-Year U.S. Treasury Rate" means the arithmetic average of the weekly yield to maturity for actively traded current coupon U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years) published by the Federal Reserve Board during a quarter, or, if such rate is not published by the Federal Reserve Board, published by any Federal Reserve Bank or agency or department of the federal government selected by the Company.

          The Company and the Former Manager terminated the Management Agreement effective as of February 28, 1999. In connection therewith, the Company agreed to pay to the Former Manager: (a) $416,505, which represented the base management fee payable under the Management Agreement for the fourth quarter of 1998; (b) $708,495, which the Company and the Former Manager agreed to as the quarterly incentive fee for the fourth quarter of 1998; and (c) $500,000 for services performed under the Management Agreement for the period January 1, 1999 through February 28, 1999 and for certain transition services with respect to internalizing the advisory function.

          For the year ended December 31, 1998, management fees amounted to $2.4 million and incentive fees were $2.1 million.

FEDERAL INCOME TAX CONSIDERATIONS

GENERAL

          The Company has elected to be taxed and intends to continue to qualify as a REIT under the REIT Provisions of the Code for federal income tax purposes, and such election has not been revoked. The Company has qualified as a REIT for the taxable years since its inception, and currently expects that it will continue to operate in a manner that will permit the Company to maintain its qualification as a REIT for the taxable year ending December 31, 1998, and in each taxable year thereafter. This treatment will permit the Company to deduct dividend distributions to its stockholders for Federal income tax purposes, thus effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to its stockholders in the form of dividends.

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

REQUIREMENTS FOR QUALIFICATION

          The following is a brief summary of certain technical requirements that the Company must meet on an ongoing basis in order to qualify, and remain qualified, as a REIT under the Code:

                  STOCK OWNERSHIP TESTS

          The capital stock of the Company must be transferable stock held, beginning with its January 1, 1998 taxable year, by at least 100 persons during at least 335 days of a taxable year of 12 months (or during a proportionate part of a taxable year of less than 12 months), and no more than 50% of the value of such capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of the taxable year. If the Company did not know, or have reason to know, that its capital stock was owned directly or indirectly by five or fewer individuals, it will be treated as having more than five owners as long as it complied with Treasury regulations that provide rules on ascertaining actual ownership. Tax-exempt entities, other than private foundations, certain unemployment compensation trusts and certain charitable trusts generally are not treated as individuals for these purposes. In addition, the Charter provides restrictions regarding the transfer of the Company's shares to assist in meeting the stock ownership requirements. The President's budget proposal would also provide that no person can own 50% or more of the vote or value of all classes of a REIT's capital stock. This proposal would be effective for entities electing REIT status for taxable years beginning on or after the date of the first Committee action.

                  ASSET TESTS

          The Company must generally meet the following asset tests (the "REIT Asset Tests") at the close of each quarter of each taxable year:

                  (a) at least 75% of the value of the Company's total assets must consist of Interests in Real Property (as defined below), regular or residual interests in a REMIC (except that, if less than 95% of the assets of a REMIC consists of real estate assets (determined as if the Company held such assets), the Company will be treated as holding directly its proportionate share of the assets of such REMIC), shares of other REITs, government securities and temporary investments in stock or debt instruments during the one year period following the Company's receipt of certain new capital cash, and cash items (the "75% Asset Test"). For purposes of the 75% Asset Test, the term "Interest in Real Property" includes an interest in Mortgage Loans (to the extent the principal balance of a mortgage does not exceed the fair market value of the associated real property); and

                  (b) the value of securities held by the Company but not taken into account for purposes of the 75% Asset Test must not exceed (i) 5% of the value of the Company's total assets in the case of securities of any one issuer, or (ii) 10% of the outstanding voting securities of any such issuer.

          The Company expects that any Subordinate Interests, IOs, Inverse IOs, and temporary investments that it acquires generally will be treated as qualifying assets for purposes of the 75% Asset Test, except to the extent that less than 95% of the assets of a REMIC in which the Company owns an interest consists of real estate assets and the Company's proportionate share of those assets includes assets that are nonqualifying assets for purposes of the 75% Asset Test. In addition, the Company does not expect that the value of any security of any one entity would exceed 5% of the Company's total assets, and the Company does not expect to own more than 10% of any one issuer's voting securities. The Company also may purchase regular interests in a Financial Asset Securitization Investment Trust (a "FASIT") which will be treated as qualifying assets for purposes of the 75% Asset Test, except to the extent that less than 95% of the assets of a FASIT consists of real estate assets, in which case the Company's proportionate share of the FASIT's nonqualifying assets will be treated as nonqualifying assets for purposes of the 75% Asset Test.

          The Company will monitor the status of the assets that it acquires to assure compliance with the REIT Asset Tests.

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

                  GROSS INCOME TESTS

          The Company must generally meet the following gross income tests (the "REIT Gross Income Tests") for each taxable year:

                  (a) at least 75% of the Company's gross income must be derived from certain specified real estate sources including interest income on Mortgage Loans and gain from the disposition of Qualified Real Estate Assets or "qualified temporary investment income," (I.E., income derived from "new capital" within one year of the receipt of such capital) (the "75% Gross Income Test"); and

                  (b) at least 95% of the Company's gross income must consist of income which qualifies for the 75% Gross Income Test, as well as other interest and gains from the sale of stock or other securities (including certain interest rate swap or cap agreements, options, futures contracts, forward rate agreements, and similar financial instruments entered into to reduce the interest rate risk with respect to debt incurred to acquire Qualified Real Estate Assets) not held for sale in the ordinary course of business (the "95% Gross Income Test").

          For purposes of determining whether the Company complies with the 75% and 95% Gross Income Tests, gross income does not include gross income from "prohibited transactions." A "prohibited transaction" is one involving a sale of dealer property, other than foreclosure property. Net income from "prohibited transactions" is subject to a 100% tax. If the Company sells Mortgage Securities that it creates through Mortgage Loan securitizations, the Company may recognize income that, if sufficient to cause the Company to be treated as a dealer in Mortgage Securities for federal income tax purposes, could constitute "prohibited transaction" income. See "--Taxation of the Company."

          Interest on obligations secured by mortgages on real property or on Interests in Real Property is qualifying income for purposes of the 75% Gross Income Test. Any amount includible in gross income with respect to a regular or residual interest in a REMIC or a regular interest in a FASIT generally is treated as interest on an obligation secured by a mortgage on real property. If, however, less than 95% of the assets of a REMIC or a FASIT consists of real estate assets (determined as if the Company held such assets), the Company will be treated as receiving directly its proportionate share of the income of the REMIC or the FASIT. In addition, if the Company receives interest income with respect to a mortgage loan that is secured by both real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date the Company purchased the mortgage loan, the interest income will be apportioned between the real property and the other property, which apportionment may cause the Company to recognize income that is not qualifying income for purposes of the 75% Gross Income Test.

          Most of the income that the Company recognizes with respect to its investments in Mortgage Loans will be qualifying income for purposes of both the 75% and 95% Gross Income Tests. This generally will include interest, original issue discount, and market discount income that the Company derives from its investments in Subordinate Interests, IOs and Inverse IOs.

          The Company may originate or acquire Mortgage Loans and securitize such loans through the issuance of non-REMIC CMOs. As a result of any such transactions, the Company will retain an equity ownership interest in the Mortgage Loans that has economic characteristics similar to those of a Subordinate Interest. In addition, the Company may resecuritize Mortgage Securities (or non-REMIC CMOs) through the issuance of non-REMIC CMOs, retaining an equity interest in the Mortgage Securities used as collateral in the resecuritization transaction. Such transactions will not cause the Company to fail to satisfy the Gross Income Tests. Further, the Company intends to structure such securitizations in a manner which does not result in treatment of the REIT or issuing entity as a "taxable mortgage pool."

          The Company may receive income that is nonqualifying income for either the 75% Gross Income Test or both the 75% and 95% Gross Income Tests. For example, (i) the loan amount of a Mortgage Loan may exceed the value of the real property securing the loan, which will result in a portion of the income from the loan being classified as qualifying income for purposes of the 95% Gross Income Test, but not for purposes of the 75% Gross Income Test, (ii) the Company may hold an interest in a REMIC or in a FASIT less than 95% of the assets of which consists of real estate assets (determined as if the Company held such assets), in which case the Company's proportionate share of the income of the REMIC or FASIT may include income that is not qualifying income for purposes of the 75% or 95% Gross Income Tests and (iii) the Company may recognize foreign currency gain from non-dollar denominated loans which will not be qualifying income for purposes of the 75% and 95% Gross Income Tests.

          The Company has in the past, and it is possible that, from time to time, the Company will continue to enter into hedging transactions with respect to one or more of its assets or liabilities. Any such hedging transactions could take a variety of forms, including interest rate swap contracts, interest rate cap or floor contracts, forward contracts, and options. To the extent that the Company enters into a contract to hedge indebtedness incurred to acquire or carry real estate assets, any periodic income or gain from the disposition of such contract should be qualifying income for purposes of the 95% Gross Income Test, but not the 75% Gross Income Test. To the extent that the Company hedges its capital assets, it is not clear how the income from those transactions will be treated for purposes of the Gross Income Tests.

          To ensure that the Company does not violate the REIT Gross Income Tests, certain hedging activities, the creation of Mortgage Securities through securitizations, and certain financing techniques may be conducted through one or more taxable subsidiaries of the Company. To avoid a violation of the REIT Asset Tests, the Company would own only nonvoting preferred and common stock of the taxable subsidiary (other entities and/or individuals would own all of the voting common stock) and the value of the Company's investment in such a subsidiary would be limited to less than 5% of the value of the Company's total assets at the end of each calendar quarter. The taxable subsidiary would not elect REIT status and would distribute only net after-tax profits to its stockholders, including the Company. The President's budget proposal would amend current law to provide that a REIT is generally prohibited from owning more than 10% of the vote or value of any issuer. This proposal would be effective on the date of enactment.

DISTRIBUTION REQUIREMENT

          To avoid subjecting its income to tax at regular corporate rates (without a deduction for dividends paid), the Company generally must distribute to its stockholders an amount equal to at least 95% of the Company's REIT taxable income (before deductions of dividends paid), excluding net capital gain and certain non-cash income including original issue discount and cancellation of indebtedness income.

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

          Distributions by the Company will be treated as ordinary dividend income to the extent of the Company's current or accumulated earnings and profits (but not less than its distribution requirement under Section 4981 of the Code, as described below). The dividends are not eligible for any corporate dividends received deduction. To the extent a distribution exceeds the amount treated as a dividend, such distribution will be treated as a return of capital to the extent of the shareholder's basis, and then as gain from the sale or exchange of such shareholder's stock.

TAXATION OF THE COMPANY

          In any year in which the Company qualifies as a REIT, the Company generally will not be subject to federal income tax on the portion of its REIT taxable income or capital gain which is distributed to its stockholders. The Company will, however, be subject to federal income tax at normal corporate income tax rates upon any undistributed taxable income or capital gain. Stockholders will be entitled to a credit against their federal income tax for their allocable share of tax paid by the Company on undistributed long-term capital gains so designated in a notice by the Company (which are treated as having been distributed to and subject to tax in the hands of the stockholders).

          The recently issued Revenue Procedure 99-17 provides securities and commodities traders with the ability to elect mark-to-market treatment for 1998 by including a statement with their timely filed 1998 tax return. The election applies for all future years as well unless revoked with the consent of the Internal Revenue Service. After consultation with legal counsel, the Company intends to elect mark-to-market treatment as a securities trader for 1998, and accordingly, will recognize gains and losses prior to the actual disposition of its securities. Moreover, some if not all of these constructive gains and losses, as well as some if not all gains or losses from actual dispositions of securities, for both 1998 and beyond, will be treated as ordinary in nature, and not capital, as they would be in the absence of this election. Accordingly, revised Form 1099s will be sent to the Company's shareholders to reflect the changed characterization of the Company's distributions. There is no assurance, however, that the Company's election will not be challenged on the ground that it is not in fact a trader in securities, or that it is only a trader with respect to some, but not all, of its securities. As such, there is a risk that the Company will not be able to mark-to-market its securities, or that it will be limited in its ability to recognize certain losses.

          Notwithstanding its qualification as a REIT, the Company also may be subject to tax in certain other circumstances. If the Company fails to satisfy either the 75% or the 95% Gross Income Test, but nonetheless maintains its qualification as a REIT because certain other requirements are met, it generally will be subject to a 100% tax on the greater of the amount by which the Company fails either the 75% or the 95% Gross Income Test. The Company also will be subject to a tax of 100% on net income derived from a "prohibited transaction," and if the Company has (i) net income from the sale or other disposition of "foreclosure property" which is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to Federal income tax on such income at the highest corporate income tax rate. In addition, pursuant to Section 4981 of the Code, if the Company in any calendar year (current or prior) fails to distribute at least the sum of (i) 85% of its REIT ordinary income for such year and (ii) 95% of its REIT capital gain net income for such year, the Company would, in the current year, be subject to a 4% Federal excise tax on the excess of the sum of such required distribution for the current year and any undistributed amount of ordinary and capital gain net income from the preceding taxable years over the sum of the amounts actually distributed during the current taxable year and the income of the Company subject to tax in the current year. The Company also may be subject to the corporate alternative minimum tax, as well as other taxes in certain situations not presently contemplated.

          Further, if the Company were to sell to customers Mortgage Assets or hedging instruments on a regular basis, there is a substantial risk that such assets would be deemed "dealer property" and that all of the profits from such sales would be subject to tax at the rate of 100% as income from prohibited transactions.

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

INFORMATION REPORTING REQUIREMENTS AND BACKUP WITHHOLDING

          The Company reports to its U.S. stockholders and to the Service the amount of distributions paid during each calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, a stockholder may be subject to backup withholding at the rate of 31% with respect to distributions paid unless such holder (i) is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact, or (ii) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with the applicable requirements of the backup withholding rules. A stockholder who does not provide the Company with his correct taxpayer identification number also may be subject to penalties imposed by the Service. Any amount paid as backup withholding will be creditable against the stockholder's income tax liability. The Treasury Department has issued regulations regarding the backup withholding rules as applied to non-U.S. stockholders that unify and tighten current certification procedures and forms and clarify reliance standards. These regulations will be generally effective with respect to distributions made after December 31, 1999, subject to certain transition rules.

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

          So that the Company may meet these requirements at all times, the Charter prohibits any person from acquiring or holding, directly or indirectly, shares of Common Stock in excess of 9.8% (in value or in number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of Common Stock of the Company. For this purpose, the term "ownership" is defined in accordance with the REIT Provisions of the Code and the constructive ownership provisions of Section 544 of the Code, as modified by Section 856(h)(1)(B) of the Code.

          For purposes of the 5/50 Rule, the constructive ownership provisions applicable under Section 544 of the Code attribute ownership of securities owned by a corporation, partnership, estate or trust proportionately to its stockholders, partners or beneficiaries, attribute ownership of securities owned by family members and partners to other members of the same family, treat securities with respect to which a person has an option to purchase as actually owned by that person, and set forth rules as to when securities constructively owned by a person are considered to be actually owned for the application of such attribution provisions (I.E., "reattribution"). Thus, a person will be treated as owning not only shares of Common Stock actually or beneficially owned, but also any shares of Common Stock attributed to such person under the attribution rules described above. Accordingly, under certain circumstances, shares of Common Stock owned by a person who individually owns less than 9.8% of the shares outstanding nevertheless may be in violation of the ownership limitations set forth in the Charter. Ownership of shares of the Company's Common Stock through such attribution is generally referred to as constructive ownership. The 100 stockholder test is determined by actual, and not constructive, ownership.

          The Charter further provides that any transfer of shares of Common Stock that would result in disqualification of the Company as a REIT or that would (a) create a direct or constructive ownership of shares of stock in excess of the Ownership Limit, or (b) from and after December 2, 1997 (the "One Hundred Stockholder Date"), result in the shares of stock being beneficially owned (within the meaning Section 856(a) of the Code) by fewer than 100 persons (determined without reference to any rules of attribution), or (c) result in the Company being "closely held" within the meaning of Section 856(h) of the Code, will be null and void, and the intended transferee (the "purported transferee") will acquire no rights to such shares. Any purported transfer of shares that would result in a person owning (directly or constructively) shares in excess of the Ownership Limit (except as otherwise waived by the Board of Directors) due to the unenforceability of the transfer restrictions set forth above will constitute "Excess Securities." Excess Securities will automatically be deemed to have been transferred by operation of law to a trust to be established by the Company for the exclusive benefit of a charitable organization, until such time as the trustee of the trust, which shall be a banking institution designated as trustee by the Company, which is unaffiliated with either the Company or the purported transferee, retransfers the Excess Securities. Subject to the Ownership Limit, Excess Securities may be transferred by the trust to any person (if such transfer would not result in Excess Securities) at a price not to exceed the price paid by the purported transferee, the fair market value of the Excess Securities on the date of the purported transfer), at which point the Excess Securities will automatically cease to be Excess Securities. See "--Requirements for Qualification."

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

          A group of mutual funds advised by Franklin Mutual Advisers, Inc. and their affiliates (the "Funds") purchased 3,333,333 shares of Common Stock from the Company in a private placement. The Board of Directors waived the Ownership Limit for the Funds and their Affiliates and the Funds entered into an agreement with the Company which imposes certain restrictions on the sale and transfer of the shares held, beneficially or constructively, by the Funds. This waiver of the Ownership Limit applies only to the Funds and their Affiliates. Any subsequent transferee of the shares held by the Funds and their Affiliates will be subject to the Ownership Limit, unless specifically exempted by the Company's Board of Directors. As of January 29, 1999, the Funds owned 2,523,433 shares of Common Stock.

          The President and Fellows of Harvard College ("Harvard") beneficially owned 3,011,800 shares of Common Stock of the Company. The Board of Directors waived the Ownership Limit for Harvard. Any subsequent transfer of the shares held by Harvard will be subject to the Ownership Limit, unless specifically exempted by the Company's Board of Directors. As of February 12, 1999, Harvard ceased to be the beneficial owner of more than five percent of the Company's shares of Common Stock.

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

          The provisions described above may inhibit market activity and the resulting opportunity for the holders of the Company's Common Stock to receive a premium for their shares or warrants that might otherwise exist in the absence of such provisions. Such provisions also may make the Company an unsuitable investment vehicle for any person seeking to obtain ownership of more than 9.8% of the outstanding shares of Common Stock.

EMPLOYEES

          The Company currently has one employee, Robert J. Gartner, who is responsible for the day-to-day portfolio management decisions for the Company. BlackRock provides various administrative services to the Company as agreed upon from time to time.

ITEM 2    PROPERTIES.

          The Company's executive offices are located at 51 John F. Kennedy Parkway, Short Hills, New Jersey 07078.

ITEM 3    LEGAL PROCEEDINGS.

          Except as described below, there have been no material administrative, civil or criminal actions to which the Company, its officers and directors is a party or to which any property of the Company is subject.

          On November 29, 1993, Michael L. Smirlock, the former Chairman of the Board, Chief Executive Officer and President of the Company and former Chief Executive Officer of the Former Manager, consented to the entry of a cease-and-desist order (the "Order") issued pursuant to Sections 203(f), 203(k) and 206(2) (the anti-fraud provisions) of the Advisers Act, against him by the Commission in connection with certain securities transactions executed between December 1992 and February 1993 while Mr. Smirlock was Chief Investment Officer for Goldman, Sachs Asset Management ("GSAM"). The Commission found that Mr. Smirlock caused and aided and abetted violations of the Advisers Act by (i) causing to be executed a series of purchase transactions in Mortgage Securities for which he failed to promptly prepare order tickets allocating the securities to specific client accounts and (ii) causing to be executed two Mortgage Securities transactions between client accounts without obtaining independent evaluations of the prices at which he instructed the transactions to be executed in order to ensure that the best price and execution were obtained for the clients. The Commission found that Mr. Smirlock caused and aided and abetted violations of these recordkeeping provisions by failing to write tickets allocating trades on the days the trades were executed. The Commission (i) ordered Mr. Smirlock to cease and desist from committing or causing any violation of the provisions of the Advisers Act set forth in the Order, (ii) suspended him from association with any broker, dealer, investment adviser, investment company or municipal securities dealer for a three-month period and
(iii) required him to pay a penalty of $50,000. Contemporaneously with the entry of the Order, Mr. Smirlock submitted an Offer of Settlement to the Commission, which the Commission accepted, in which he consented to the Commission's entry of the Order, without admitting or denying the findings set forth therein. GSAM had become aware of serious violations of its internal compliance policies and reported these violations to the Commission. In March 1993, following its report to the Commission, GSAM suspended Mr. Smirlock's trading activities. Mr. Smirlock resigned from GSAM and Goldman, Sachs & Co. effective November 30, 1993.

          As a result of circumstances described under "Business--Events Leading to Termination of Management Agreement," Mr. Smirlock resigned from his position as Chief Executive Officer of the Former Manager, and the Company's Board of Directors terminated Mr. Smirlock's employment as Chief Executive Officer and President and removed Mr. Smirlock as Chairman of the Board of the Company. Mr. Smirlock remains a director of the Company, although the Board of Directors has asked for his resignation.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                                     PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Common Stock began trading on the NYSE on November 27, 1997 under the symbol "LMM." Prior to such date, no public market for the Company's Common Stock existed. The following table sets forth, for the periods indicated, the high and low bid prices and closing sales prices per share of Common Stock as reported on the NYSE composite tape and the cash dividends and distributions declared per share of Common Stock.


                                                                                                           Cash Dividends/
                                                                       Stock Prices                         Distributions
                                                           High             Low              Close        Declared Per Share
1997                                                       ----             ---              -----        -------------------
         Fourth Quarter (commencing
         November  27, 1997)                              $14.94           $13.56            $14.50                 $0.13

1998
         First Quarter                                    $17.63           $14.13            $15.13                 $0.43
         Second Quarter                                   $16.44           $ 9.44            $10.88                 $0.38
         Third Quarter                                    $11.25           $ 6.25            $ 7.50                 $0.38
         Fourth Quarter                                   $ 7.00           $ 3.56            $ 5.44                 $1.00

1999
         First Quarter (through
         March 29, 1999)                                  $ 5.63           $ 4.63            $ 5.38                 $2.00


          As of March 29, 1999, the Company had 17,818,283 shares of Common Stock issued and outstanding, which were held by 74 holders of record. The Company believes it has more than 2,000 beneficial holders of Common Stock.

          The Company distributes substantially all of its taxable income (which generally does not ordinarily equal net income as calculated in accordance with
GAAP) to its stockholders each year to maximize the tax benefits of its REIT status. The Company intends to make distributions on the Common Stock quarterly. To the extent necessary to maintain its qualification as a REIT, for any year the Company will make a fifth special distribution. The distribution policy is subject to revision, and all distributions will be made by the Company, at the discretion of the Board of Directors, and distributions will depend on, among other things, the taxable earnings of the Company, the financial condition of the Company, maintenance of REIT status and such other factors as the Board of Directors deems relevant.

          To qualify as a REIT under the Code, the Company must make distributions to its stockholders each year in an amount at least equal to (i) 95% of its Taxable Income before deduction of dividends paid (less any net capital gain), plus (ii) 95% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code, minus (iii) any excess noncash income. The "Taxable Income" of the Company for any year means the taxable income of the Company for such year (excluding any net income derived either from property held primarily for sale to customers or from foreclosure property) subject to certain adjustments provided in the REIT Provisions of the Code.

          Distributions to stockholders will generally be subject to tax as ordinary income, although a portion of such distributions may be designated by the Company as capital gain or may constitute a tax-free return of capital. The Company will furnish annually to each of its stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gains or return of capital. For a discussion of the federal income tax treatment of distributions by the Company, see "Federal Income Tax Considerations."

          The Company has adopted a Dividend Reinvestment Plan that allows stockholders to reinvest their dividends and distributions automatically in additional shares of Common Stock.

ITEM 6    SELECTED FINANCIAL DATA.

          The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and the notes thereto and other financial information included elsewhere herein.

                                                                         Year Ended                          Period Ended
                                                                     December 31, 1998                     December 31, 1997
                                                                     -----------------                    -----------------
                                                                            (in thousands, except share and per share
                                                                                              data)
STATEMENTS OF OPERATIONS DATA:
      Interest income:
      Mortgage loans and securities                                       $182,733                              $  10,078
      Cash and cash equivalents.....................                         4,053                                    811
                                                                        ----------                              ----------
        Total.......................................                       186,786                                  10,889
                                                                        -----------                             ----------
Interest expense:
             Repurchase agreements..................                       154,757                                   8,489
                                                                        ----------                              ----------
Net interest income.................................                        32,029                                   2,400
(Loss) gain on sale.................................                       (52,443)                                    558
of securities.......................................
Impairment loss on interest-only securities.........                       (51,474)                                     --
General and administrative expenses.................                         8,384                                     415
                                                                        ----------                              -----------
Net (loss) income...................................                     $ (80,272)                              $   2,572
                                                                        ===========                             ===========

Unrealized (loss) gain on securities:
            Unrealized holding (loss) gain arising
              during period..........................                      (67,793)                                  1,192
            Add: reclassification adjustment for loss (gain)
             included in net (loss) income...........                       52,443                                    (588)
                                                                        ----------                               ----------
Other comprehensive (loss) income....................                      (15,350)                                    604
                                                                        -----------                              ----------
Comprehensive (loss) income..........................                    $ (95,622)                               $  3,176
                                                                        ===========                              ==========
Net (loss) income per share:
            Basic....................................                    $   (4.16)                               $   0.13
                                                                        ===========                              ==========
            Diluted..................................                    $   (4.16)                               $   0.13
                                                                        ===========                              ==========
Weighted average number of shares outstanding:
            Basic.....................................                   19,313,865                             20,019,999
                                                                        =============                          ============
            Diluted...................................                    19,313,865                            20,019,999
                                                                        =============                          =============

                                                                           As of                                   As of
                                                                     December 31, 1998                       December 31, 1997
                                                                     -----------------                       -----------------
BALANCE SHEET DATA:
Cash and cash equivalents...........................                    $   30,393                             $    82,627
          Total assets..............................                       874,071                               3,793,239
          Total liabilities.........................                       746,514                               3,510,805
          Stockholders' equity......................                       127,557                                 282,434

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Company has been delevering its portfolio by selling certain securities and repaying borrowings in an attempt to reduce the portfolio's susceptibility to basis and interest rate risk and to create additional liquidity. During the year ended December 31, 1998, the Company reduced its portfolio by approximately $2.8 billion of Mortgage Assets, including approximately $2.7 billion of Agency Certificates, and terminated interest rate swaps, at a loss of approximately $(52.4) million.

          As of December 31, 1998, based upon "available-for-sale" accounting treatment, the Company's net asset value per share was $7.17 per share. The net asset value as of such date reflects sales of Mortgage Assets completed through December 31, 1998. The Company determines net asset value based on valuations and other information obtained through multiple independent dealer quotes. As of December 31, 1998, the Company estimates that its portfolio was comprised of approximately $681 million of Agency Certificates, $73 million of Subordinate Interests, $26 million of IOs, $25 million of CMOs, $8 million of Mortgage Loans and $13 million of other fixed-income assets.

          On March 29, 1999, the Company's Board of Directors declared a special first quarter distribution in cash of $2.00 per share of Common Stock. The special distribution is payable on April 30, 1999 to stockholders of record as of April 1, 1999. Depending upon the Company's reported taxable income for 1999, this distribution may in whole or in part be characterized as a return of capital for tax purposes.

          On March 29, 1999, to improve its liquidity, the Company terminated a repurchase agreement with a broker-dealer with respect to $500 million of the Company's Agency Certificates and realized a loss of approximately $(8.5) million in connection therewith. From January 1, 1999 through March 29, 1999, the Company sold approximately $310 million of Mortgage Assets, including approximately $275 million of Agency Certificates, at a loss of approximately $(5.0) million.

          As of February 28, 1999, the Company estimates that its net asset value per share was between $6.75 and $7.00 per share. As of that date, the Company estimates that its portfolio was comprised of approximately $666 million of Agency Certificates, $70 million of Subordinate Interests, $25 million of CMOs, $24 million of IOs, $8 million of Mortgage Loans and $13 million of other fixed-income assets, none of which were emerging market securities.

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

          GENERAL AND ADMINISTRATIVE EXPENSES. The Company incurred general and administrative expenses of $415,431, consisting of management fees paid to the Former Manager of $232,858, incentive fees paid to the Former Manager of $94,992 and professional and other miscellaneous fees.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998

NET LOSS SUMMARY

          GENERAL. For the year ended December 31, 1998, the Company had a net loss before giving effect to charges relating to the impairment of certain IOs of $(28.8) million, or $(1.49) per weighted average share. After giving effect to the impairment charges of $(51.5) million, or $(2.67) per weighted average share, for the year ended December 31, 1998, the Company had a net loss of $(80.3) million, or $(4.16) per weighted average share. The weighted average number of shares of Common Stock outstanding for the year was 19,313,865. Distributions were $2.12 per weighted average share, $41.0 million in total. Return on average equity was (35.35)% (after giving effect to the impairment charges) for the year ended December 31, 1998.

          LOSSES FROM INVESTMENT ACTIVITIES. During the year ended December 31, 1998, the Company realized a loss of $(52.4) million or $(2.62) per weighted average share, as a result of losses incurred in sales of securities and terminations of interest rate swaps and a reduction in income from its Mortgage Securities due to a reduced investment portfolio and increasing prepayments. In response to a difficult credit environment, the Company raised cash by selling portfolio securities to meet increased margin requirements.

          LOSSES FROM IMPAIRMENT CHARGES. The Company has treated its portfolio of adjustable rate IOs as impaired assets and taken an impairment charge against operating earnings for the year ended December 31, 1998 of $(51.0) million or $(2.64) per weighted average share. At the end of the second and third quarters of 1998, in light of the continued flat yield curve, low levels of LIBOR and faster than expected prepayment rates over an extended period of time, the Company decided that the impairment in market value was a permanent impairment. Accordingly, in the second and third quarters of 1998, the Company decided that an impairment charge of $(28.0) million and $(21.0) million, respectively, should be realized in current income.

          Most of the Company's IOs were LIBOR-based floating rate IOs purchased in December 1997. They were acquired to balance duration in the Company's portfolio. This investment was made based on the Company's evaluation of the then-current prepayments, the shape of the yield curve and the relative values of similar investments.

          In evaluating the impairment charge on the IOs, the Company employs current estimates of future prepayments obtained from independent sources. For IOs collateralized by fixed-rate pass-through mortgage securities issued by FNMA, GNMA and FHLMC (collectively, "Agency Fixed Rate Pass-Throughs"), the Company utilized the median lifetime projection prepayment speeds compiled and reported by Bloomberg L.P. from a survey of leading dealers in the mortgage market. For "private label" IOs (collateralized by non-government agency mortgage securities), the Company employs prepayment estimates from at least one independent dealer. The prepayment estimates typically take into consideration the current level and shape of the yield curve.

          As a result of the substantial decline in interest rates since the purchase of the IOs, current estimates of prepayment speeds significantly exceed the original prepayment speed estimates.

          At the end of the first quarter of 1998, the majority of the Company's IOs were floating rate IOs. Floating rate IOs are unique securities in that the interest payments on these securities increase as one-month LIBOR increases. Due to this characteristic of option value, floating rate IOs trade at much lower yields than fixed rate IOs. At the end of the second and third quarter of 1998, in light of the continued flat yield curve, low levels of LIBOR and faster than expected prepayment rates actually occurring for an extended period of time, the Company decided that the impairment in market value was other than temporary.

TAXABLE INCOME (LOSS) AND GAAP INCOME (LOSS)

          For the year ended December 31, 1998, a net operating loss as calculated for tax purposes ("NOL") is estimated at approximately $(51.3) million, or $(2.65) per weighted average share. NOLs may be carried forward for 20 years. Taxable income was different from income (loss) as calculated according to generally accepted accounting principles ("GAAP income (loss)") as a result of, among other things, differing treatment of losses on securities transactions and interest rate swaps, permanent impairment writedowns on IOs and a differing treatment of premium and discount amortization.

          Taxable income and GAAP income (loss) could also differ for other reasons. For example, the Company may take credit provisions which would affect GAAP income whereas only actual credit losses are deducted in calculating taxable income. In addition, G&A Expenses may differ due to differing treatment of leasehold amortization, certain stock option expenses and other items. As of December 31, 1998, the Company had not taken credit provisions because 82% of Investments held by the Company at December 31, 1998 are Mortgage Securities issued by government agencies.

          The distinction between taxable income and GAAP income (loss) is important to the Company's stockholders because dividends or distributions are declared on the basis of taxable income. While the Company does not pay taxes so long as it satisfies the requirements for exemption from taxation pursuant to the REIT Provisions of the Code, each year the Company completes a corporate tax form wherein taxable income is calculated as if the Company were to be taxed. This taxable income level helps to determine the amount of dividends the Company intends to pay out over time.

INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

          The Company had average earning assets of $2,881.1 million for the year ended December 31, 1998. The table below shows, for the year ended December 31, 1998, the Company's average balance of cash equivalents, loans and securities, the yields earned on each type of earning asset, the yield on average earning assets and interest income.

                                                AVERAGE EARNING ASSET YIELD
                                                   (dollars in thousands)

                                                  Average                                Yield on    Yield on
                                     Average      Amortized                Yield on       Average    Average
                                      Cash          Cost       Average     Average       Amortized   Interest
                                                     of        Earning      Cash        Cost of      Earning    Interest
                                     Equivalents  Securities    Assets    Equivalents   Securities    Assets     Income
For the Year Ended
    December 31, 1998                 $44,770    $2,836,370   $2,881,140     5.80%        6.86%       6.84%      $186,786


INTEREST EXPENSE AND THE COST OF FUNDS

          For the year ended December 31, 1998, the Company had average borrowed funds of $2,684.3 million and total interest expense of $154.8 million with an average cost of funds of 5.77%. The Company believes that its largest expense is usually the cost of borrowed funds. Interest expense is calculated in the same manner for tax and GAAP purposes. The Company expects that changes in the Company's cost of funds closely correlate with changes in one-month LIBOR, although the Company may choose to extend the maturity of its liabilities at any time, subject to the lender's consent. The Company's average cost of funds was 0.20% above one-month LIBOR for the year ended December 31, 1998. The Company generally has structured its borrowings to adjust with one-month LIBOR. During the year ended December 31, 1998, average one-month LIBOR, which was 5.57%, was 0.03% higher than average six-month LIBOR, which was 5.54%.

          The table below shows, for the year ended December 31, 1998, the Company's average borrowed funds and average cost of funds compared to average one and six-month LIBOR.

                                                AVERAGE COST OF FUNDS
                                               (dollars in thousands)
                                                                                                 Average    Average    Average
                                                                                                 One-Month  Cost of    Cost of
                                                                                                  LIBOR     Funds      Funds
                                                                                                 Relative   Relative   Relative
                                                                                                   to        to          to
                                                                           Average     Average    Average    Average    Average
                                          Average                Average   One-Month   Six-       Six-       One-       Six-
                                          Borrowed   Interest    Cost of     of        Month      Month      Month      Month
                                           Funds     Expense     Funds     LIBOR       LIBOR      LIBOR      LIBOR      LIBOR
For the Year Ended
   December 31, 1998                    $2,684,296   $154,757    5.77%      5.57%      5.54%       .03%        .20%       .23%

          During 1998, events in the financial markets (including the continued flat yield curve, the dislocation in the market for fixed-income securities, the tightening of credit available for investment in securities and the increased risk of interest rate sensitive prepayment on mortgages) had an adverse effect upon the Company's earnings. A relatively flat yield curve caused financing costs to be relatively high compared to the income earned on the Company's Mortgage Assets. The dislocation in the fixed-income securities market and the increased risk of prepayments, which affected the value of the Company's portfolio, together with the tightening of credit available for investment in securities, adversely affected the Company's ability to employ leverage profitably.

INTEREST RATE SWAPS

          In December 1997, the Company entered into interest rate swaps with an aggregate notional amount of $1,035 million. The Company used these interest rate swaps to hedge its available-for-sale portfolio of fixed-rate Agency Certificates. The primary objective of this hedging strategy was to change the interest rate characteristics of these securities from fixed to variable rates, to better correspond to the maturity and repricing characteristics of the short-term repurchase agreements used by the Company to fund these investments. This primary objective was the basis for the Company's hedge accounting treatment. The Company continually monitored the swaps to ensure that they were effective at changing the interest rate characteristics of the securities. A secondary objective was to offset fluctuations in the fair value of the securities caused by fluctuations in market interest rates.

          In September 1998, the Company experienced margin calls and believed it prudent to increase its liquidity, and therefore, liquidated a large portion of its Agency Certificates. In conjunction with liquidating these securities positions, the Company also discontinued hedge accounting for the related swaps with an aggregate notional amount of $485 million. The Company recognized the unrealized loss on these swaps as an element of the overall loss on the liquidation of the securities of $(26.0) million. In October 1998, the Company liquidated Agency Certificates in response to continued margin calls and the need for liquidity. The overall October 1998 loss on the liquidation of Agency Certificates, including losses recognized upon suspension of hedge accounting for the remaining swap with a notional amount of $550 million, totaled $(35.0) million. On the day of each suspension of hedge accounting, the affected swaps were closed out without additional gain or loss.

          The valuations and other information used by the Company to monitor the effectiveness of its interest rate swap hedging strategy were obtained through multiple independent dealer quotes. This same information was used to record the investments and swaps in the Company's financial statements and to determine the Company's net asset value. The Company has never purchased or written options to enter into swaps. As part of the Company's investigation of the potential impact of the pricing irregularities discovered at the Affiliated Funds, the Company reviewed the pricing of its own securities and swaps and concluded that the valuations used were accurate.

          The Company has been concerned about the potential distortion of GAAP income relative to taxable income caused by differences in the book and tax accounting treatment for its hedging activities and about volatility in reported earnings that would obscure the comparability of the Company with other mortgage REITs. At the time of the Company's initial public offering, the Company believed that some of these concerns would best be addressed by electing to classify the Mortgage Securities as trading securities for financial statement purposes. Upon further analysis, including analysis of the accounting for the related borrowings, the Company concluded that this accounting election would not achieve the results initially anticipated and that classifying the Mortgage Securities as available-for-sale would likely result in closer conformity to the tax accounting method upon which distributions are based and greater comparability with other mortgage REITs. Therefore, as the Company purchased the individual securities in its portfolio of Mortgage Securities, it did not classify them as trading securities.

          Because the Mortgage Assets were not voluntarily classified as trading securities, they met the definition of available-for-sale securities of paragraph 12(b) of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"). Accordingly, the Company classified each Mortgage Security as available-for-sale at its acquisition date and subsequently reported each security at its fair value. Pursuant to paragraph 13 of SFAS No. 115, unrealized holding gains of $3.7 million related to available-for-sale Mortgage Securities were reported in other comprehensive income at December 31, 1997 following the initial acquisition of most of the securities.

NET INTEREST INCOME

          Net interest income, which equals interest income less interest expense, totaled $32.0 million for the year ended December 31, 1998. Net interest rate spread, which equals the yield on the Company's interest earning assets (excluding cash) less the average cost of funds for the period was 1.09% for the year ended December 31, 1998.

          The table below shows interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the year ended December 31, 1998.


                                                        NET INTEREST INCOME
                                                      (dollars in thousands)
                                                                                      Yield
               Average                                          Net                    on
               Amortized   Interest                 Interest    Income                Average  Average              Average
               Cost        Income      Average      Income on     on         Total    Interest Balance of           Cost      Net
                 of         on         Cash         Cash        Contractual  Interest Earning  Repurchase  Interest   of    Interest
               Investments Investments Equivalents  Equivalents Commitments  Income   Assets   Agreements  Expense  Funds   Income
For the Year
Ended December
31, 1998      $2,836,370  $195,462     $44,770      $4,053      $(12,729)    $186,786   6.86%   $2,684,296  $154,757  5.77%  $32,029


CREDIT CONSIDERATIONS

          The Company has not experienced credit losses on its investment portfolio to date, but losses may be experienced in the future. At December 31, 1998, the Company had limited its exposure to credit losses on its portfolio by holding 84.3% of its investments in Mortgage Securities issued by FNMA, GNMA and FHLMC (including IOs, fixed/floating rate mortgage securities, fixed rate pass-through mortgage securities and principal-only mortgage securities).

GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses ("operating expense" or "G&A expense") were $8.4 million for the year ended December 31, 1998, consisting of management fees paid to the Former Manager of $2.4 million, incentive fees paid and payable to the Former Manager of $2.1 million, deferred stock expense of $1.1 million and professional and other miscellaneous fees. There were no differences in the calculation of G&A expense for taxable and GAAP income purposes. The "Efficiency Ratio" is the G&A expense divided by the net interest income.

                                                       G&A EXPENSE RATIOS
                                                     (dollars in thousands)
                                                                                            Total         Total
                                                                                             G&A           G&A
                                                                                          Expense/      Expense/
                                                        Deferred     Other      Total      Average       Average     Efficiency
                                   Management Incentive  Stock        G&A         G&A      Assets        Equity         Ratio
                                     Fee         Fee    Expense     Expense    Expense  (Annualized)  (Annualized)  (Annualized)
For the Year Ended                 $2,407      $2,123    $1,082     $2,772      $8,384      .27%          3.69%        26.18%
 December 31, 1998

NET LOSS AND RETURN ON AVERAGE EQUITY

          Net losses were $80.3 million for the year ended December 31, 1998. Return on average equity for the year ended December 31, 1998 was (35.35)%. The table below shows for the year ended December 31, 1998 the Company's net interest income, gain on sale of securities and G&A expense each as a percentage of average equity, and the return on average equity.

                                          COMPONENTS OF RETURN ON AVERAGE EQUITY

                                             Net          Loss on      Impairment
                                          Interest        Sale of      Loss
                                           Income/        Securities   on               G&A         Return on
                                           Average        Average      Interest-Only   Expense/      Average
                                           Equity         Equity       Securities      Equity        Equity

For the Year Ended
December 31, 1998                          14.10%         (23.09)%     (22.67)%        3.69%        (35.35)%

DISTRIBUTIONS AND TAXABLE INCOME

          The Company has elected to be taxed as a REIT under the Code. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of securities. For the year ended December 31, 1998, the Company determined that it had no taxable income and made return of capital distributions of $41.0 million.

 FINANCIAL CONDITION

          INVESTMENTS

          As of December 31, 1998 and 1997, the Company's portfolio consisted of:

                                                                  AS OF DECEMBER 31,
                                                      1998                                     1997
                                                      ----                                     ----
                                           Dollar                                Dollar
                                           Amount                                Amount              Percentage
         Securities                     (in Millions)          Percentage      (in Millions)

Agency Certificates                     $  681                      82%            $  3,349             93%
Subordinate Interests                       73                       9%                  44              1%
IOs                                         26                       3%                 151              4%
CMOs                                        25                       3%                  24              1%
Mortgage Loans                               8                       1%                 ---              --
Other fixed-income assets                   13(1)                    2%                  49(2)           1%
                                           ----                                        ----
   Total                                 $ 826                                      $ 3,617
                                         ======                                     ========
-------------------------------------
 (1)  Included no emerging market securities.
 (2)  Consisted entirely of emerging market securities.

         The Company reduced its portfolio of Mortgage Assets during the year ended December 31, 1998 in an attempt to reduce the portfolio's susceptibility to basis and interest rate risk and to create additional liquidity in response to margin calls, amortization and prepayments.

          Discount balances are accreted as an increase in interest income over the life of discount investments and premium balances are amortized as a decrease in interest income over the life of premium investments. At December 31, 1998, the Company had on its balance sheet (excluding IOs) $32.7 million total unamortized discount (which is the difference between the remaining principal value and the current historical amortized cost of investments acquired at a price below principal value) and $5.0 million unamortized premium (which is the difference between the remaining principal amount and the current historical amortized cost of investments acquired at a price above principal value). The Company also had $26.8 million unamortized premium on IOs.

          Mortgage principal repayments received were $290.0 million for the year ended December 31, 1998. Given the Company's current portfolio composition, if mortgage principal repayment rates increase over the life of the Mortgage Securities comprising the current portfolio, all other factors being equal, the Company's net interest income should decrease during the life of such Mortgage Securities as the Company will be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates decrease over the life of such Mortgage Securities, all other factors being equal, the Company's net interest income should increase during the life of such Mortgage Securities as the Company will amortize its net premium balance over a longer time.

          The table below summarizes the Company's investments at December 31, 1998.

                                         SECURITIES (EXCLUDING IOs)
                                           (dollars in thousands)
                                                                                                  Estimated
                                                                      Amortized                    Fair        Weighted
                                                                       Cost to                    Value to     Average
                              Principal     Net        Amortized      Principal     Estimated     Principal      Life
                              Amount      Discount        Cost         Amount      Fair  Value    Amount       (Years)
December 31, 1998             $883,299     $(27,644)      $805,654        96.68%      $791,221       94.95%     7.1

                                               MORTGAGE LOANS
                                           (dollars in thousands)
                                                                                                   Estimated
                                                                                                    Fair
                                                                      Amortized                     Value        Weighted
                                                                      Cost to                        to         Average
                             Principal       Net        Amortized     Principal      Estimated    Principal       Life
                               Amount       Premium        Cost        Amount        Fair Value     Amount       (Years)

December 31, 1998             $8,151         $267        $8,417       103.27%        $8,417         103.27%       2.6

          At December 31, 1998, the Company had borrowing outstanding from eight lenders. Such borrowings are generally short-term (7-day or 30-day terms) and may not be renewed by the lender at is discretion.

                                                IO SECURITIES
                                           (dollars in thousands)
                                                                                                   Estimated
                                                                       Amortized                    Fair        Weighted
                                                                       Cost to                     Value to     Average
                              Notional        Net        Amortized     Notional      Estimated     Notional      Life
                               Amount       Premium      Cost (1)      Amount      Fair Value      Amount       (Years)
December 31, 1998            $454,690       $26,781       $26,781         5.89%       $26,468        5.82%         7.1

---------------------

(1) After provision for impairment.

The table below shows unrealized gains and losses on the securities in the Company's portfolio at December 31, 1998.

                                   UNREALIZED GAINS AND LOSSES

                                                           At December 31, 1998
                                                          (dollars in thousands)

Unrealized Gain                                                        $12,182
Unrealized Loss                                                        (26,928)
Net Unrealized Loss                                                    (14,746)
Net Unrealized Loss as % of Investments Principal/Notional Amount        (1.14)%
Net Unrealized Loss as % of Investments Amortized Cost                   (1.75)%


          The following table sets forth a schedule of Pass-Through Certificates and Mortgage Loans owned by the Company at December 31, 1998 and 1997 classified by issuer and by ratings categories.

    PASS-THROUGH CERTIFICATES AND MORTGAGE LOANS BY ISSUER AND CREDIT RATING
                 (dollars in thousands)

                                                DECEMBER 31, 1998                       DECEMBER 31, 1997
                                             ----------------------                     ----------------------
                                         CARRYING VALUE        PORTFOLIO MIX       CARRYING VALUE       PORTFOLIO MIX
                                         --------------        -------------       ---------------      --------------
Agency Certificates................      $   680,730                83%             $  3,349,065             93%
Privately Issued Certificates:
 AAA/Aaa Rating..................              --                   --                     --                 --
 AA/Aa Rating....................              --                   --                     --                 --
 A Rating........................              7,596                 1%                    --                 --
 BBB/Baa Rating..................             17,791                 2%                   23,613              1%
 BB/Ba Rating and Other..........             85,105                10%                   92,583              2%
IOs..............................             26,468                 3%                  151,412              4%
Mortgage Loans...................              8,417                 1%                    --                 --
                                          ----------                                ------------
        Total....................         $  826,107                                $  3,616,761
                                             =======                                   =========

          The following tables set forth information about the Company's portfolio of Subordinate Interests, IOs, CMOs, and other fixed-income assets as of December 31, 1998.

                            SUBORDINATE INTERESTS
                           (dollars in thousands)

Description                       Market Value at December 31, 1998
------------                      ---------------------------------
Commercial                           $  45,292
Residential                             27,337


                                IO SECURITIES
                           (dollars in thousands)

                                                              Market Value
Description                      Coupon                     at December 31, 1998
-----------                     ---------                  --------------------
Commercial                        Fixed                         $ 16,140
Residential                       Floating                        10,328

                                    CMOs
                           (dollars in thousands)
                                                             Market Value at
Description                      Rating                     December 31, 1998
------------                     -------                  -------------------
Residential                       BBB                           $ 17,792
Residential                       A                                7,596


                          OTHER FIXED-INCOME ASSETS
                           (dollars in thousands)

                                          Market Value at
Description                              December 31, 1998
-----------                              ---------------------
CBO/CLO                                       $12,478

BORROWINGS

          To date, the Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's investments. These borrowings appear on the balance sheet as repurchase agreements. Substantially all of the Company's investments are currently accepted as collateral for such borrowings. The Company has not established, and currently does not intend to establish, permanent lines of credit. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company's financing objectives. At December 31, 1998, the Company had borrowings outstanding from eight lenders. Such borrowings are generally short-term (7-day or 30-day terms) and may not be renewed by the lender at its discretion. Certain lenders have reduced the funds made available to the Company for pledges of certain less liquid securities.

          For the year ended December 31, 1998, the term to maturity of the Company's borrowings has ranged from one day to five years, with a weighted average remaining maturity of 2.77 years at December 31, 1998. At December 31, 1998, the Company had outstanding $742.4 million of repurchase agreements. Approximately $242.4 million of the Company's borrowings have a cost of funds which adjusts monthly based on a fixed spread over or under one-month LIBOR. At December 31, 1998, the weighted average cost of funds for all of the Company's borrowings was 5.94%. At December 31, 1998, investments actually pledged had an estimated fair value of $854.8 million.

LIQUIDITY

          Liquidity, which is the Company's ability to turn non-cash assets into cash, allows the Company to purchase additional securities and to pledge additional assets to secure existing borrowings should the value of pledged assets decline. Potential immediate sources of liquidity for the Company include cash balances and unused borrowing capacity. Unused borrowing capacity varies over time as the market value of the Company's securities varies. The Company's balance sheet also generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends. Should the Company's needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, management believes that the Company's securities could in most circumstances be sold to raise cash; however, if the Company is forced to liquidate Mortgage Assets that qualify as qualified real estate assets to repay borrowings, there can be no assurance that it will be able to maintain its REIT status.

          During 1998, events in the financial markets (including the dislocation in the market for fixed-income securities, the tightening of credit available for investment in securities and the decrease in value of mortgage securities due to prepayment risk) had an adverse effect on the Company's ability to borrow funds and may continue to have such an effect. To address concerns with respect to possible decreased liquidity, the Company has delevered its portfolio and sold securities. From October 1, 1998 through December 31, 1998, the Company sold approximately $1.3 billion of Mortgage Assets, including approximately $1.1 billion of Agency Certificates.

          The availability of financing for the Company's portfolio has been stable during the first quarter of 1999. This is in sharp contrast to the third and fourth quarters of 1998, which saw a significant decline in the availability of financing. While financing is not as easily available as it was in early 1998, the Company believes it can adequately finance its portfolio given current market conditions.

          In June 1998, the Board of Directors increased the amount of Common Stock authorized to be repurchased under the Company's stock repurchase program to $30 million. Pursuant to the repurchase program, as of December 31, 1998, the Company has used the proceeds of sales of, and payments from, its portfolio securities to repurchase 2,300,466 shares of Common Stock for $19.3 million in open market transactions. Such purchases were made at a weighted average price per share of $8.41 (excluding commission costs). The repurchased shares have been returned to the Company's authorized but unissued shares of Common Stock as treasury shares.

 STOCKHOLDERS' EQUITY

          The Company uses "available-for-sale" treatment for its securities; these assets are carried on the balance sheet at estimated market value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at December 31, 1998 was $127.6 million, or $7.17 per share. If the Company had used historical amortized cost accounting, the Company's equity base at December 31, 1998 would have been $142.3 million, or $7.99 per share.

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

          Unrealized changes in the estimated net market value of securities have one direct effect on the Company's potential earnings and dividends: positive market-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes in the net market value of the Company's securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Accumulated Other Comprehensive Income (Loss)" was $(14.7) million, or (1.75)% of the amortized cost of securities at December 31, 1998.

          The table below shows the Company's equity capital base as reported and on a historical amortized cost basis at December 31, 1998. The historical cost equity basis is influenced by issuances of Common Stock, the level of GAAP earnings as compared to dividends declared, and other factors. The GAAP reported equity base is influenced by these factors plus changes in the "Accumulated Other Comprehensive Income (Loss)" account.

                                                 STOCKHOLDERS' EQUITY
                                    (dollars in thousands, except per share data)

                                                          Net Unrealized
                                                          Losses
                                            Historical     on            GAAP           Historical        GAAP
                                            Amortized     Assets         Reported       Amortized         Reported
                                            Cost          Available      Equity         Cost              Equity
                                            Equity          for          Base           Equity            (Book Value
                                            Base          Sale          (Book Value)    Per Share         Per Share)

At December 31, 1998                      $142,303      $(14,746)       $127,557        $7.99         $7.17


CAPITAL AND LEVERAGE STRATEGIES

          The Company's operations are leveraged approximately 6.9 to 1 as of December 31, 1998 and 6.3 to 1 as of February 28, 1999. Currently, the Company has been delevering, thereby increasing its equity-to-assets ratio. At December 31, 1998, the Company's equity-to-assets ratio was 14.6%, and has ranged from a high of 15.9% to a low of 5.9% during 1998. Initially, the Company financed its acquisition of Mortgage Assets through proceeds of its initial public offering and several concurrent private placements, and currently finances any acquisitions primarily by borrowing against or "leveraging" its existing portfolio and using the proceeds to acquire additional Mortgage Assets. The Company's target for its equity-to-assets ratio depends on market conditions and other relevant factors.

          The equity-to-assets ratio is total stockholders' equity as a percentage of total assets. The Company's total stockholders' equity, for purposes of this calculation, equals the Company's stockholders' equity determined in accordance with GAAP. For purposes of calculating the equity-to-assets ratio, the Company's total assets include the value of the Company's investment portfolio on a marked-to-market-basis. For purchased Mortgage Assets, the Company obtains market quotes for its Mortgage Assets from independent broker-dealers that make markets in securities similar to those in the Company's portfolio. The Board of Directors has discretion to deviate from or change the Company's indebtedness policy at any time. However, the Company endeavors to maintain an adequate capital base to protect against interest rate environments in which the Company's financing and hedging costs might exceed interest income from its Mortgage Assets. These conditions could occur, for example, when, due to interest rate fluctuations, interest income on the Company's Mortgage Assets (which occur during periods, such as the first three quarters of 1998, of rapidly rising interest rates or during periods when the Mortgage Loans in the portfolio are prepaying rapidly) lags behind interest rate increases in the Company's variable rate borrowings.

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

YEAR 2000 COMPLIANCE

          The Company uses computer software programs and operating systems in its internal operations relating to the management of the Company and its portfolio. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year and impacts both information technology ("IT") and non-IT systems. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause the Company to incur expenses and the risk and potential expense of any disruptions that may be caused by the software's impaired functioning as the year 2000 approaches and by the modification or replacement of such software.

          The Company does not own or license any proprietary IT systems in its operations and relies on the IT systems of third parties, for its operations. The ability of these third parties with whom the Company transacts business to address adequately their year 2000 compliance is beyond the Company's control. The Company has started the process of contacting these parties and others with whom the Company does significant business to determine their year 2000 compliance status and the extent to which the Company could be affected by any third party year 2000 compliance issues. There can be no assurance that the systems of other companies with whom the Company does business or upon which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company is currently in the process of assessing its non-IT systems for year 2000 compliance.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          Certain statements contained under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those described below:

          o The Company was organized in September 1997 and has a limited operating history.

          o The Company recently became self advised and is totally reliant on the services of Robert J. Gartner for day-to-day portfolio management decisions. Mr. Gartner can terminate his employment with the Company at any time.

          o The Company engages in complex hedging strategies which have resulted, and may continue to result, in losses. As an example, the Company closed out all of its interest rate swaps in the second through fourth quarter of 1998 at a loss of $(62.5) million.

          o The Company has experienced significant operating losses, and expects to incur future losses. The Company has treated its portfolio of adjustable rate IOs as impaired assets and taken an impairment charge against operating earnings in the second and third quarters and may be required to take additional impairment charges in the future. For the year ended December 31, 1998, the impairment charges of $(51.5 million), or $(2.67) per share, reduced reporting earnings to a net loss of $(80.3 million), or $(4.16) per share. The Company may suffer additional losses on investments in IOs, Sub IOs, Inverse IOs and other Mortgage Derivatives, especially during periods of declining interest rates.

          o On November 29, 1993, Michael L. Smirlock, the former Chairman of the Board, Chief Executive Officer and President of the Company and former Chief Executive Officer of the Former Manager, consented to the entry of a cease-and-desist order issued against him by the Commission arising out of trading activities in Mortgage Securities.

          o During the summer of 1998, pricing irregularities detected in one of the Affiliated Funds managed by the Former Manager resulted in the termination of Michael L. Smirlock as the Company's Chief Executive Officer and President and the removal of Mr. Smirlock from his post as Chairman of the Board, and the resignation of Mr. Smirlock as Chief Executive Officer of the Former Manager as well as other administrative changes at the Former Manager. Mr. Smirlock remains a director of the Company, although the Board of Directors has asked for his resignation; David A. Tepper and William Marshall resigned as directors of the Company effective July 30, 1998.

          o Interest rate fluctuations may decrease or eliminate net income from the Company's investments.

          o The Company's investments are leveraged; there are no limitations on the Company's borrowings.

          o Lehman Brothers Inc., as financial adviser to the Company, has attempted unsuccessfully to sell the Company.

          o Failure to maintain REIT status would subject the Company to corporate tax and an excise penalty tax and would reduce earnings and cash available for distribution to stockholders.

          o The Board of Directors determines the Company's operating policies and strategies which may be changed without stockholder consent.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK

MARKET RISK

          Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of interest rates can affect the Company's net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with its interest- bearing liabilities, by affecting the spread between the Company's interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, the value of the Company's Mortgage Securities and its ability to realize gains from the sale of such assets.

          The Company may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of interest rates on its operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and, indeed, that such losses may exceed the amount invested in such instruments. As described previously, the Company has experienced significant losses as a result of its hedging activities. The profitability of the Company may be adversely affected during any period as a result of changing interest rates.

          The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as interest-earning assets net of interest-bearing liabilities. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 1998 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                            Projected Percentage Change In
 Change in Interest Rate     Net Interest Income             Net Portfolio Value

- 400 Basis Points               35%                              21%
- 300 Basis Points               24%                              13%
- 200 Basis Points               13%                               6%
- 100 Basis Points                1%                               2%
Base Interest Rate               --                                --
+ 100 Basis Points               (7%)                             (7)%
+ 200 Basis Points               11%                             (17)%
+ 300 Basis Points               22%                             (29)%
+ 400 Basis Points               16%                             (42)%


ASSET AND LIABILITY MANAGEMENT

          Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. The Company's objective is to attempt to control risks associated with interest rate movements. Methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap," which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

          The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1998. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) floating-rate securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and (ii) fixed-rate Mortgage Assets reflect estimated prepayments, which were estimated based on analyses of broker estimates. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                            December 31, 1998
                                               ---------------------------------------------------------------------------
                                                                                       More
                                                     Within            4 to            than
                                                        3               12             1 Year to         3 Years
                                                     Months           Months           3 Years          and Over       Total
                                                    -----------      ---------         ---------        ----------     -------
                                                                             (dollars in thousands)
Rate-Sensitive Assets:
   Mortgage Assets.............................      $ 68,745           --            $ 6,866          $ 780,889       $  856,500

Rate-Sensitive Liabilities:
   Repurchase agreements.......................       742,385           --               --               --              742,385

Interest rate sensitivity gap..................      (673,640)          --              6,866            780,889

Cumulative interest rate sensitivity gap.......      (673,640)       (673,640)       (666,774)           114,115

Cumulative interest rate sensitivity gap as
  a percentage of total rate-sensitive assets..           (79%)           (79%)           (78%)               13%

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon, are set forth on pages F-1 through F-20 of this Form 10-K.

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

          1.   Financial Statements

          2. Schedules to Financial Statements: All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company's Financial Statements and Notes thereto, included in
               Part II, Item 8 of this Annual Report on Form 10-K.

          3.   Exhibits:  See "Exhibit Index."

(b) A Current Report on Form 8-K was filed by the Registrant on December 16, 1998 reporting the declaration of a year-end special distribution. A Current Report on Form 8-K was filed by the Registrant on November 9, 1998 reporting the engagement of Lehman Brothers Inc. as financial advisor, the second quarter results of operations, the declaration of a quarterly $0.38 per share distribution and the implementation of strategic alternatives.

                                    GLOSSARY

          As used herein, the capitalized and other terms listed below have the meanings indicated.

          "Advisers Act" means the Investment Advisers Act of 1940, as amended.

          "Affiliated Funds" means the private investment funds formerly advised by the Former Manager which invested in Mortgage Assets.

          "Agency Certificates" means FHLMC Certificates, FNMA Certificates and GNMA Certificates.

          "Agency Fixed Rate Pass-Throughs" means IOs collateralized by fixed-rate pass-through mortgage securities issued by FNMA, GNMA and FHLMC.

          "ARM" means a Mortgage Loan or any mortgage loan underlying a Mortgage Security that features adjustments of the underlying interest rate at predetermined times based on an agreed margin to an established index. An ARM is usually subject to periodic and lifetime interest rate and/or payment caps.

          "Average Market Price" means the average of the daily high and low sales prices, computed to seven decimal places, of the Company's Common Stock on the NYSE, as reported in The Wall Street Journal, during the pricing period (the ten days on which the NYSE is open and for which trades in the Company's Common Stock are reported immediately preceding the relevant investment date).

          "Average Stockholders' Equity" means, for any period, stockholders' equity, calculated in accordance with GAAP, excluding any mark-to-market adjustments of the investment portfolio.

          "BlackRock" means BlackRock Financial Management, Inc.

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

          "Company" means LASER Mortgage Management, Inc., a Maryland corporation.

          "Dividend Reinvestment Plan" means a plan that allows stockholders to reinvest their dividends automatically in additional shares of Common Stock.

          "DOL" means the U.S. Department of Labor.

          "11th District Index" means the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco.

          "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

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

          "FHA" means the U.S. Federal Housing Agency.

          "FHLMC" means the Federal Home Loan Mortgage Corporation.

          "FHLMC Certificates" means mortgage participation certificates issued by FHLMC, either in certificated or book-entry form. An FHLMC ARM Certificate is an FHLMC Certificate collateralized by adjustable-rate FHLMC Certificates.

          "55% Requirement" means the requirement under the Investment Company Act that the Company must, among other things, maintain at least 55% of its assets in Qualifying Interests in order to qualify for the Investment Company Act exemption.

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

          "Former Manager" means LASER Advisers Inc., a Delaware corporation.

          "Funds" means the several mutual funds advised by Franklin Mutual Advisers Inc. that purchased 3,333,333 shares of Common Stock from the Company in a private placement.

          "GAAP" means generally accepted accounting principles.

          "GAAP income (loss)" means income calculated according to GAAP.

          "GNMA" means the Government National Mortgage Association.

          "GNMA Certificates" means fully modified pass-through mortgage backed certificates guaranteed by GNMA and issued either in certificated or book-entry form. A GNMA ARM Certificate is a GNMA Certificate collateralized by adjustable-rate GNMA Certificates.

          "GSAM" means Goldman Sachs Asset Management.

          "Harvard" means the President and Fellows of Harvard College.

          "HUD" means the Department of Housing and Urban Development.

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

          "Junk Bonds" means non-investment grade high yield corporate debt.

          "Lehman Brothers" means Lehman Brothers Inc.

          "Management Agreement" means the agreement by and between the Company and the Former Manager whereby the Former Manager agreed to perform certain services to the Company in exchange for certain fees.

          "Margin Call" means additional collateral that the Company would be required to deposit due to potential reverse repurchase agreements.

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

          "Mortgage Loans" means mortgage loans secured by first or second liens on single-family residential, multi- family residential, commercial or other real property.

          "Mortgage Securities" means (i) Pass-Through Certificates, (ii) CMOs, and (iii) other securities representing interests in, or obligations backed by, pools of Mortgage Loans.

          "Mortgage Seller" means entities such as savings and loan associations, banks, mortgage bankers, home builders, insurance companies and other mortgage lenders which sell Mortgage Loans.

          "Net Income" means the taxable income of the Company within the meaning of the Code, less capital gains and capital appreciation included in taxable income, but before the Former Manager's fees and before deduction of dividends paid.

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

          "NYSE" means the New York Stock Exchange.

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

          "Pass-Through Certificates" means securities (or interests therein) other than Mortgage Derivative Securities and Subordinate Interests evidencing undivided ownership interests in a pool of Mortgage Loans, the holders of which receive a "pass-through" of the principal and interest paid in connection with the underlying Mortgage Loans in accordance with the holders' respective, undivided interests in the pool. Pass-Through Certificates include Agency Certificates, as well as other certificates evidencing interests in loans secured by single- family residential, multi-family residential, commercial and/or other real property.

          "Principal-only Derivative," or "PO" means a type of Mortgage Security which receives only principal payments.

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

          "Qualified Real Estate Assets" means real estate assets of the type described in Section 856(c)(5)(B) of the Code.

          "Qualified Temporary Investment Income" means income derived from "new capital" within one year of the receipt of such capital.

          "Qualifying Interests" means "mortgages and other liens on and interests in real estate," as defined in Section 3(c)(5)(C) under the Investment Company Act.

          "Rating Agencies" means the nationally recognized rating agencies.

          "REIT" means Real Estate Investment Trust.

          "REIT Asset Tests" means at the close of each quarter of each taxable year the Company must meet the following requirements: (a) the 75% Asset Test; and (b) the value of securities held by the Company but not taken into account for purposes of the 75% Asset Test must not exceed (i) 5% of the value of the Company's total assets in the case of securities of any one issuer, or (ii) 10% of the outstanding voting securities of any such issuer.

          "REIT Gross Income Tests" means for each taxable year, the Company must meet the 75% Gross Income Tests and the 95% Gross Income Test.

          "REIT Provisions of the Code" means Sections 856 through 860 of the Code.

          "REMIC" means a real estate mortgage investment conduit.

          "Return on Average Stockholders' Equity" means an amount calculated for any quarter by dividing the Company's Net Income for the quarter by its Average Stockholders' Equity for the quarter.

          "Securities Act" means the Securities Act of 1933, as amended.

          "Service" means the Internal Revenue Service.

          "70% Asset Group" is comprised of (i) securities which are rated within one of the two highest ratings categories by one of the Rating Agencies but not guaranteed by the U.S. government or an agency or instrumentality thereof, such as FHLMC and FNMA Certificates, (ii) securities which are unrated but are guaranteed by the U.S. government or an agency or instrumentality thereof or (iii) Mortgage Loans to borrowers who would otherwise meet FHLMC, FNMA or GNMA guidelines, except with respect to the size of the loans.

          "75% Asset Test" means at the close of each quarter of each taxable year that at least 75% of the value of the Company's total assets must consist of Interests in Real Property, interests in mortgages on real property to the extent the principal balance of a mortgage does not exceed the fair market value of the associated real property, regular or residual interests in a REMIC or regular interests in a FASIT (except that, if less than 95% of the assets of a REMIC or FASIT consists of real estate assets (determined as if the Company held such assets), the Company will be treated as holding directly its proportionate share of the assets of such REMIC or FASIT ), shares of other REITs, government securities, temporary investments in stock or debt instruments closing the one year period following the Company's receipt of certain new capital cash and cash items.

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

          "Special Tax Counsel" means the law firm of Stroock & Stroock & Lavan LLP.

          "Stock Incentive Plan" means the stock incentive plan adopted by the Company.

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

LASER MORTGAGE MANAGEMENT, INC.


INDEX TO FINANCIAL STATEMENTS                                             PAGE

INDEPENDENT AUDITORS' REPORT                                               F-2

FINANCIAL STATEMENTS:

   Balance Sheet - December 31, 1998 and 1997                              F-3

   Statement of Operations for the year ended December 31, 1998 and period November 26, 1997 (Commencement of Operations)
    through December 31, 1997                                              F-4

   Statement of Stockholders' Equity for the year ended December 31,
     1998 and period November 26, 1997 (Commencement of Operations)
     through December 31, 1997                                             F-5

   Statement of Cash Flows for the year ended December 31, 1998 and period November 26, 1997 (Commencement of Operations) through
     December 31, 1997                                                     F-7

   Notes to Financial Statements                                           F-8

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
LASER Mortgage Management, Inc.

We have audited the accompanying balance sheet of LASER Mortgage Management, Inc. (the "Company") as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998 and the period November 26, 1997 (commencement of operations) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997 and the results of its operations and its cash flows for the year ended December 31, 1998 and the period November 26, 1997 (commencement of operations) through December 31, 1997 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

March 29, 1999


LASER MORTGAGE MANAGEMENT, INC.

BALANCE SHEET AT                                                            DECEMBER 31, 1998                DECEMBER 31, 1997
----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                   $ 30,392,828                 $    82,626,526
Receivable for securities sold                                                     --                         67,208,943
Investment in securities at fair value                                       817,689,386                   3,616,733,170
Investment in mortgage loans at amortized cost                                 8,417,484                       --
Accrued interest receivable                                                   10,453,676                      21,170,369
Variation margin deposits on swaps                                               --                            5,500,000
Margin deposits on repurchase agreements                                       7,117,098                             --
                                                                           ---------------                --------------
         Total assets                                                      $ 874,070,472                 $ 3,793,239,008
                                                                           ===============               ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Repurchase agreements                                                     $742,384,912                 $ 2,747,060,588
  Payable for securities purchased                                               --                          747,594,232
  Accrued interest payable                                                     2,446,237                       8,348,831
  Interest rate swaps at fair value                                              --                            3,114,900
  Dividends payable                                                              --                            2,602,600
  Accounts payable                                                             1,756,187                         557,547
  Payable to Manager                                                           1,125,000                         327,850
                                                                           -----------------              ----------------
           Total liabilities                                                 746,513,696                   3,510,805,188
                                                                           -----------------              ----------------
STOCKHOLDERS' EQUITY:
  Common stock: par value $.001 per share;
    100,000,000 shares authorized, 20,099,999 and
    20,019,999 shares issued, respectively                                        20,100                          20,020
  Additional paid-in capital                                                 282,921,970                     281,840,175
  Accumulated other comprehensive (loss) income                              (14,745,929)                        603,821
  Accumulated distributions and losses                                      (121,290,971)                        (30,196)
  Treasury stock at cost (1,615,800 shares)                                  (19,348,394)                            --
                                                                          -----------------               ----------------
           Total stockholders' equity                                        127,556,776                      282,433,820
                                                                          -----------------               ---------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ $874,070,472                   3,793,239,008
                                                                          ==============                  ===============

                       See notes to financial statements.


LASER MORTGAGE MANAGEMENT, INC.

                                                                                                       PERIOD
                                                                                                 NOVEMBER 26, 1997
                                                                                                     (COMMENCEMENT
                                                                      YEAR ENDED                 OF OPERATIONS) THOROUGH
STATEMENT OF OPERATIONS FOR THE                                       DECEMBER 31, 1998           DECEMBER 31, 1997
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Mortgage loans and securities                                    $  182,733,402                $  10,078,047
  Cash and cash equivalents                                             4,052,559                      810,880
                                                                   --------------                -------------
           Total interest income                                      186,785,961                   10,888,927
                                                                  ---------------                -------------
INTEREST EXPENSE:
  Repurchase agreements                                               154,756,928                    8,489,381
                                                                  ---------------                -------------

NET INTEREST INCOME                                                    32,029,033                    2,399,546

(LOSS) GAIN ON SALE OF SECURITIES AND SWAPS                           (52,442,984)                     588,289

IMPAIRMENT LOSS ON INTEREST-ONLY
  SECURITIES                                                          (51,473,981)                       --

GENERAL AND ADMINISTRATIVE EXPENSES                                     8,383,812                      415,431
                                                                  ---------------                  ------------

NET (LOSS) INCOME                                                    $(80,271,744)                 $ 2,572,404
                                                                  ================                 =============

Unrealized (loss) gain on securities:
  Unrealized holding (loss) gain arising during period                 (67,792,734)                  1,192,110
  Add: reclassification adjustment for loss (gain) included in
  net (loss) income                                                     52,442,984                    (588,289)
                                                                 -----------------                 ------------

Other comprehensive (loss) income                                      (15,349,750)                    603,821
                                                                 ------------------                ------------
Comprehensive (loss) income                                       ($    95,621,494)                $ 3,176,225
                                                                 ==================                ============

NET (LOSS) INCOME PER SHARE:
  Basic                                                            $        ( 4.16)                $      0.13
                                                                 ==================                ============
  Diluted                                                          $         (4.16)                 $     0.13
                                                                 ==================                ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:
  Basic                                                                 19,313,865                  20,019,999
                                                                 ==================                 ==========
  Diluted                                                               19,313,865                  20,019,999
                                                                 ==================                 ==========

                                        See notes to financial statements.

LASER Mortgage Management, Inc.

STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEAR ENDED
DECEMBER 31, 1998 AND THE PERIOD NOVEMBER 26, 1997 (COMMENCEMENT OF OPERATIONS)
THROUGH DECEMBER 31, 1997 (CONTINUED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               Accumulated
                                   Common      Additional      Comprehensive     Other           Accumulated     Treasury
                                   Stock        Paid-in         Income         Comprehensive     Distributions   Stock
                                    Par         Capital        (Loss)            Income            and           at Cost
                                   Value                                       (Loss)             Losses                    Total
BALANCE, NOVEMBER 26, 1997        $     6       $  14,999      $   --            $    --          $  --          $ --    $  15,005

Issuance of Common Stock           20,014     281,825,176          --                 --             --            --   281,845,190
Stock Available for sale
 securities - fair value
 adjustment
Comprehensive Income
  Net income                        --           --            2,572,404             --          $2,572,404      --      2,572,404
  Other comprehensive income
    Unrealized gain on securities,
    net of reclassification
    adjustment                      --           --             $603,821          603,821           --          --         603,821
  Comprehensive income              --           --           $3,176,225            --              --          --           --
                                                              ==========
  Dividends declared -
     $0.13 per share                --           --                                 --           (2,602,600)    --      (2,602,600)
                               -----------   ------------                         --------        ----------- ---------  -----------

BALANCE, DECEMBER 31, 1997      $ 20,020    $ 281,840,175                       $ 603,821         $ (30,196)    --    $282,433,820

Comprehensive income (loss)

   Net loss                        --            --          (80,271,744)           --          (80,271,744)    --     (80,271,744)
   Other comprehensive loss
   Unrealized loss
   on securities,
    net of reclassification
    adjustment                     --            --           (15,349,750)     (15,349,750)         --                 (15,349,750)

Comprehensive loss                 --            --       $   (95,621,494)          --              --                         --
                                                          ================
Common stock issued                   80       1,081,795                            --                                   1,081,875

Repurchase of Common Stock         --            --               --                --              --     $(19,348,39)(19,348,394)
Dividends/Distributions declared -
   $2.19 per share--               --            --               --                --          (40,989,031)     --    (40,989,031)
                              -------------  ------------                       ------------    ------------ --------  ------------

LASER Mortgage Management, Inc.

STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEAR ENDED
DECEMBER 31, 1998 AND THE PERIOD NOVEMBER 26, 1997 (COMMENCEMENT OF OPERATIONS)
THROUGH DECEMBER 31, 1997 (CONTINUED)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Accumulated
                                      Common     Additional  Comprehensive Other            Accumulated    Treasury
                                      Stock      Paid-in     Income        Comprehensive    Distributions  Stock
                                      Par        Capital     (Loss)        Income            and           at Cost         Total
                                      Value                                (Loss)           Losses
BALANCE
  DECEMBER 31, 1998                  $20,100   $282,921,970               $14,745,929    $(121,290,971)  $(19,348,394) $127,556,776
                                     =======   ============               ===========    ==============  ============= ============

Unrealized holding losses arising during
  period                                                   $ (67,792,734)
Add: reclassification adjustment for losses
  included in net loss                                        52,442,984
                                                           --------------
Net unrealized losses on securities                        $ (15,349,750)
                                                           ===============

                                        See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.

STATEMENT OF CASH FLOWS FOR THE YEAR
ENDED DECEMBER 31,
                                                                              1998                  1997
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                        $  (80,271,744)        2,572,404
 Adjustments to reconcile net (loss) income to
  net cash used in operating activities:
 Amortization of mortgage premiums                                             16,530,954           899,182
  and discounts, net
 Impairment loss on interest-only securities                                   51,473,981               --
 Loss (Gain) on sale of securities                                             52,442,984          (588,289)
 (Decrease) Increase in accrued interest receivable                            10,716,694       (21,170,369)
 (Decrease) Increase in variation margin on swaps                               5,500,000        (5,500,000)
 Increase in margin deposits on repurchase agreements                          (7,117,098)             --
 (Decrease) Increase in accrued interest payable                               (5,902,594)        8,348,831
 (Decrease) Increase in accounts paybale                                       (1,198,640)        1,756,187
 Increase in payable to Manager                                                   797,150           327,850
                                                                              -------------      ----------
     Net cash provided by (used in) operating activities                       42,971,687       (13,354,204)
                                                                              ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of securities                                                    (3,048,607,756)   (4,098,377,223)
 Payable for securities purchased                                                --             747,594,232
 Purchase of mortgage loans                                                   (11,912,075)           --
 Proceeds from sale of securities                                           4,741,909,447       483,980,452
 Receivable for securities sold                                                   --            (67,208,943)
 Principal payments on securities                                             289,938,826         1,071,429
                                                                            -------------     ----------------

     Net cash provided by (used in) investing activities                    1,971,328,442    (2,932,940,053)
                                                                            --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from repurchase agreements                                       37,254,535,571     2,854,535,588
  Principal payments on repurchase agreements                             (39,259,211,247)     (107,475,000)
  Net payments from issuance (repurchase) of common stock                     (18,266,519)      281,860,195
  Distributions paid to stockholders                                          (43,591,632)           --
                                                                         -----------------    ---------------
     Net cash (used in) provided by financing activities                  (2,066,533,827)     3,028,920,783
                                                                         -----------------    ---------------

NET (DECREASE) INCREASE IN CASH AND CASH  EQUIVALENTS                        (52,233,698)        82,626,526
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                82,626,526              --
                                                                         ----------------     ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    30,392,828      $   82,626,526
                                                                         ================     ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Interest paid                                                          $   160,659,522      $      140,550
                                                                         ===============      ==============
  Noncash financing activities:
   Net change in unrealized (loss)
   gain on available-for-sale securities                                 $   (15,349,750)     $       603,821
                                                                         ================     ===============
    Dividends declared, not yet paid                                     $       --           $     2,602,600
                                                                        ==================    ===============
                                                                      --

                              See notes to financial statements

LASER MORTGAGE MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

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

          Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), requires the Company to classify its securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Securities until maturity, it may, from time to time, sell any of its Securities as part of its overall management of its balance sheet. Accordingly, this flexibility requires the Company to classify all of its Securities as available-for-sale. All Securities classified as available-for- sale are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity within accumulated other comprehensive income (loss).

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

          INTEREST RATE SWAPS - The Company enters into interest rate swap agreements ("swaps") to reduce the mismatch in the maturity and repricing characteristics of its fixed-rate agency pass-through securities and its short-term repurchase obligations used for funding. The objective is to change the interest rate characteristics of the securities from fixed to floating rate. Swaps were designated as hedges of certain of its fixed rate agency pass-through securities. The Company monitors the correlation and effectiveness for swap transactions by ensuring that the notional amount of the swap is less than the principal amount of the assets being hedged, the maturity of the swaps do not exceed the maturity of the assets being hedged and the interest rate index on the asset being hedged correlates with the interest rate index for the paying leg of the swap.

          The Company carries the swaps that meet the above criteria and the hedged securities at their fair value and reported unrealized gains and losses in other comprehensive income. Net payments or receipts on swaps that qualify for hedge accounting are recognized as adjustments to interest income as they accrue. Swaps that do not meet these criteria are carried at fair value with changes reflected in income currently.

          The gain or loss on the terminated swaps are deferred and amortized as a yield adjustment over the shorter of the remaining original term of the swap or the remaining holding period of the investment securities. Gains and losses on swaps associated with sold securities are recognized as part of the gain or loss on sale.

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

 2.       AVAILABLE-FOR-SALE INVESTMENTS

          The following table sets forth the fair value of the Company's Securities, excluding interest-only securities ("IOs"), as of December 31, 1998 and December 31, 1997:

DECEMBER 31, 1998


                             Agency                                          Non-Agency
                             Fixed/                                          Fixed/
                             Floating                                        Floating
                             Rate                             Non-            Rate
                             Mortgage      Mortgage           Mortgage        Mortgage
                             Securities    Subordinates       Subordinates    Securities          Total

Securities,                  $667,919,453   $118,998,059      $ 15,106,000    $ 31,275,000      $ 833,298,512
 principal amount

Unamortized discount           (1,294,653)   (29,974,938)       (1,343,889)        (67,115)       (32,680,595)
Unamortized premium             4,918,479         --                --              117,991         5,036,470
                           ---------------   -------------     ---------------    -----------     -------------

Amortized cost                671,543,279     89,023,121        13,762,111       31,325,876       805,654,387

Gross unrealized gains          9,186,945         --                --                 --           9,186,945
Gross unrealized losses             --       (16,396,200)       (1,284,223)      (5,939,633)      (23,620,056)
                          ----------------   --------------    ---------------   -------------   --------------

Estimated fair value         $680,730,224    $72,626,921       $12,477,888      $25,386,243      $791,221,276
                          ================   ===============   ===============  ==============   ===============

DECEMBER 31, 1997


                                                                                                     Non-Agency
                                                                                                     Fixed/
                        Agency                                                                       Floating
                        Fixed           Emerging                          Non-       Principal       Rate
                        Rate            Market         Mortgage           Mortgage       Only        Mortgage
                        Pass-Throughs   Bonds          Subordinates       Subordinates  Securities   Securities          Total
Securities,
  principal amount     $ 3,286,896,621  $ 52,221,550   $ 58,399,966       $ 10,000,000   $ 57,788,134  $ 9,754,000  $ 3,475,060,271

Unamortized discount       (14,104,395)   (3,915,578)   (10,416,934)           (44,194)   (23,718,298)      (6,150)     (52,205,549)
Unamortized premium         28,075,718       415,210        297,872                -             -            -          28,788,800
                       ----------------  -------------  -------------     -------------  -------------   ----------- --------------

Amortized cost           3,300,867,944    48,280,904     48,721,182          9,955,806     34,069,836     9,747,850   3,451,643,522

Gross unrealized gains      12,208,264        54,033        240,088              3,569      2,217,185            56      14,723,195
Gross unrealized losses       (182,202)     (274,504)      (532,520)                -        (115,961)            -      (1,105,187)
                        -------------    -------------   -------------      ------------ ------------   ------------ --------------
Estimated fair value    $3,312,894,006    48,500,711    $47,988,472         $9,959,375   $ 36,171,060   $ 9,747,906 $3,465,261,530
                        ==============   =============  ==============      ============ ============   ============ ==============

          The fair value of the Company's IOs as of December 31, 1998 and December 31, 1997 are summarized as follows:

DECEMBER 31, 1998
                                     Fixed
                                     Rate             Floating           Total
                                     Commercial       Rate

Securities, notional amount         $276,985,725     $177,704,524  $454,690,249

Amortized cost, after                 19,447,590        7,333,338    26,780,928
provision for impairment

Gross unrealized gains                   --             2,995,078     2,995,078
Gross unrealized losses              (3,307,896)            -        (3,307,896)
                                   ---------------   -------------  -----------
Estimated fair value                $16,139,694       $10,328,416   $26,468,110
                                   ===============   =============  ===========

DECEMBER 31, 1997
                            Fixed        Fixed
                            Rate         Rate         Floating
                           Residential  Commercial     Rate           Total

Securities, notional      $201,685,139  $373,650,000 $399,260,556  $974,595,695
amount
Amortized cost              57,545,769    22,965,348   80,859,810   161,370,927

Gross unrealized gains          --            32,494        5,093        37,587

Gross unrealized            (3,153,808)      (51,639)  (6,731,427)   (9,936,874)
losses                     -----------   ------------ ------------  -----------

Estimated fair value       $54,391,961   $22,946,203   $74,133,476 $151,471,640
                          ===========    ============ ============ ============


The following table sets forth a historical reconciliation of the Company's activities with respect to IOs:

                                                                              FOR THE THREE MONTHS ENDED

                                                       March 31,              June 30,         September 30,        December 31,
                                                          1998                   1998             1998             1998
Securities, beginning notional amount               $ 974,595,695           $ 943,163,085    $1,185,413,736        $  1,040,105,190
Acquisitions, notional amount                         126,210,955             334,600,020           --                    --
Disposals, notional amount                           (129,442,016)            (62,336,949)     (111,874,185)           (556,180,027)
Paydowns, notional amount                             (28,201,549)            (30,012,420)      (33,434,361)            (29,234,914)
                                                   ----------------        ----------------   ---------------      -----------------
Securities, ending notional amount                  $ 943,163,085          $1,185,413,736    $1,040,105,190        $   454,690,249
                                                   ================        ================  ================      ================

Amortized cost, beginning                           $ 161,370,927          $  128,526,212    $   90,853,884        $    50,039,314
Acquisitions, at cost                                   9,311,100              15,048,458             --                    --
Dispositions, at cost                                 (37,282,413)            (18,142,073)      (16,181,945)           (21,530,093)
Amortization of premium                                (4,873,402)             (5,960,967)       (2,219,952)            (1,284,731)
Permanent impairment                                        --                (28,617,746)      (22,412,673)              (443,562)
                                                   ----------------       -----------------  ----------------      -----------------
Amortized cost, ending                             $  128,526,212         $    90,853,884    $   50,039,314         $   26,780,928



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

          During the year ended December 31, 1998, the Company wrote down (took a permanent impairment charge of $51,473,981) its floating-rate and residential IOs which had an amortized cost greater than their market value. All of the Company's floating-rate and residential IOs were written down to their estimated fair market value, and such writedown is reflected in the Company's statement of operations.

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

          At the end of the first quarter of 1998, the majority of the Company's IOs were floating rate IOs. Floating rate IOs are unique securities in that the interest payments on these securities increase as one- month LIBOR increases. Due to this characteristic of option value, floating rate IOs trade at much lower yields than fixed rate IOs. At the end of the second and third quarter of 1998, in light of the continued flat yield curve, low levels of LIBOR and faster than expected prepayment rates actually occurring for an extended period of time, the Company decided that the impairment in market value was other than temporary.

 3.       MORTGAGE LOANS

          The following table pertains to the Company's Mortgage Loans as of December 31, 1998 which are carried at their amortized cost:

                                                  Total

Mortgage Loans, principal amount                 $ 8,150,593
Unamortized discount                                    --
Unamortized premium                              $   266,891
                                                 ------------
Amortized cost                                   $ 8,417,484
                                                 ============

As of December 31, 1998, the amortized cost of the Mortgage Loans approximated their fair value.

4.        REPURCHASE AGREEMENTS

          The Company has entered into repurchase agreements to finance most of its Investments. The repurchase agreements are collateralized by the market value of the Company's Investments and bear interest rates that generally move in close relation to one-month LIBOR.

          As of December 31, 1998, the Company had outstanding $742,384,912 of repurchase agreements with a weighted average borrowing rate of 5.94% and a weighted average remaining maturity of 2.77 years. At December 31, 1998, Investments actually pledged had an estimated fair value of $854,791,117.

          At December 31, 1998 and 1997, the repurchase agreements had the following remaining maturities:

                                            1998                 1997
                                            ----                 ----

          Within 30 days                $ 242,384,912          $ 2,742,501,588
          30 to 90 days                       --                     4,559,000
          Greater than 90 days            500,000,000                   --
                                        -------------          ---------------
                                        $ 742,384,912          $ 2,747,060,588

          As of December 31, 1998, $500,000,000 of the Company's Securities were subject to a repurchase agreement with a broker-dealer with a term of five years ending March 10, 2003. The borrowing rate of this repurchase agreement is three-month LIBOR plus 61.5 basis points and is capped at 6.365%.

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

          The Company received commitments on September 15, 1997 for the purchase, in a private placement, of 1,014,000 shares of common stock, at $15.00 per share, for a total of $15,210,000 from certain officers, directors, proposed directors, employees and affiliates of the Company and the Former Manager. The sale of these shares was consummated at the time of the closing of the public offering.

          The Company received commitments on November 7, 1997 from several mutual funds under common management (the "Funds") for the purchase, in a private placement, of 3,333,333 shares of common stock, at $15.00 per share, for a total of $49,999,995. The sale of these shares was consummated at the time of the closing of the public offering.

          The Company has been informed by the Manager that a fund affiliated with the Manager entered into a total rate of return swap with a broker-dealer which provides that the affiliated fund bear the economic benefit and risk of directly holding 666,666 shares of the Company's common stock for a total of $9,999,990. Such shares of common stock were sold by the Company to such broker-dealer in a private placement without registration under Section 4(2) of the Securities Act of 1933. As of December 16, 1998, the total rate of return swap was closed and the Company repurchased the 666,666 shares at a price of $5.31 per share.

          15,000,000 shares of common stock were sold through a public offering for $225,000,000. Syndication costs of $18,364,795 were deducted from the gross proceeds of the offerings.

          On each of January 2, 1998, April 1, 1998 and July 1, 1998, 25,000 shares (75,000 shares in the aggregate) of common stock were issued as deferred stock awards to certain employees of the Company. On October 1, 1998, an additional 5,000 shares were also issued as deferred stock awards to certain employees of the Company.

          DIVIDENDS/DISTRIBUTIONS - The Company declared and paid dividends and distributions in cash of $2.19 per share during the year ended December 31, 1998.

          STOCK REPURCHASES - In March 1998, the Board of Directors of the Company approved the repurchase of up to $20 million of the Company's common stock. In June 1998, the Board of Directors increased the amount of common stock authorized to be repurchased to $30 million. Pursuant to the repurchase program, as of December 31, 1998, the Company has used the proceeds of sales of, and payments from, its portfolio securities to repurchase 2,300,466 shares of Common Stock for $19,348,394 in open market transactions. Such purchases were made at a weighted average price per share of $8.41 (excluding commission costs). The repurchased shares have been returned to the Company's authorized but unissued shares of common stock as treasury shares.

6.        TRANSACTIONS WITH AFFILIATES

          Pursuant to the terms of a Management Agreement (the "Management Agreement") with the Company, LASER Advisers Inc. (the "Former Manager") was responsible for the day-to-day operations of the Company and performed (or caused to be performed) such services and activities relating to the assets and operations of the Company as was appropriate, subject to the supervision of the Company's Board of Directors. For performing these services, the Former Manager received an annual base management fee of 1.0% of Average Stockholders' Equity. The term "Average Stockholders' Equity" for any period meant stockholders' equity, calculated in accordance with GAAP, excluding any mark-to-market adjustments of the investment portfolio. The Company and the Former Manager have agreed that the provision for impairment charge on the IOs in the Company's portfolio is not a mark-to-market adjustment for purposes of these calculations.

          The Former Manager also was entitled to receive a quarterly incentive fee in an amount equal to 20% of the Net Income of the Company for the preceding fiscal quarter, in excess of the amount that would produce an annualized Return on Average Stockholders' Equity for such fiscal quarter equal to the Ten-Year U.S. Treasury Rate plus 1%. The term "Return on Average Stockholders' Equity" is calculated for any quarter by dividing the Company's Net Income for the quarter by its Average Stockholders' Equity for the quarter. For such calculations, the "Net Income" of the Company means the taxable income of the Company within the meaning of the Code, less capital gains and capital appreciation included in taxable income, but before the Former Manager's incentive fees and before deduction of dividends paid. The incentive fee payments to the Former Manager were computed before any income distributions were made to stockholders. As used in calculating the Former Manager's fee, the term "Ten-Year U.S. Treasury Rate" means the arithmetic average of the weekly yield to maturity for actively traded current coupon U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years) published by the Federal Reserve Board during a quarter, or, if such rate is not published by the Federal Reserve Board, published by any Federal Reserve Bank or agency or department of the federal government selected by the Company.

          For the year ended December 31, 1998, management fees amounted to $2.4 million and incentive fees were $2.1 million, of which $1.1 million was payable to the Former Manager as of December 31, 1998.

          The Company and the Former Manager terminated the Management Agreement effective as of February 28, 1999. In connection therewith, the Company agreed to pay to the Former Manager: (a) $416,505, which represented the base management fee payable under the Management Agreement for the fourth quarter of 1998; (b) $708,495, which the Company and the Former Manager agreed to as the quarterly incentive fee for the fourth quarter of 1998; and (c) $500,000 for services performed under the Management Agreement for the period January 1, 1999 through February 28, 1999 and for certain transition services with respect to internalizing the advisory function.

7.        EARNINGS PER SHARE (EPS)

          In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting No. 128, Earnings Per Share (SFAS No.
128) which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the Basic EPS to the numerator and denominator of Basic EPS and Diluted EPS computation. There are no differences between Basic EPS and Diluted EPS for 1998.

                                                 For the Year Ended
                                                  December 31, 1998
                                       Loss            Shares          Per-Share
                                   (Numerator)      (Denominator)       Amount

Basic EPS                        $ (80,271,744)      19,313,865       $  (4.16)
                                 ==============      ==========       =========

Diluted EPS                      $ (80,288,794)      19,313,865       $  (4.16)
                                 ==============      ==========       =========


          For the year ended December 31, 1998, the Company has deferred common stock totaling 65,000 shares reserved for issuance. The receipt of the stock is contingent upon the holder's continued employment or service. The deferred common stock has been awarded and does not have an exercise or strike price. Such shares were not included in Diluted EPS as the Company has a loss from operations and including such amounts would be anti-dilutive.

          For the year ended December 31, 1998, options to purchase 298,000 shares were outstanding during the period and were anti-dilutive because the strike price ($15.00) was greater than the average daily market price of the Company's common stock for the period ($11.022). Therefore, these options were excluded from Diluted EPS.

          The reconciliation for 1997 is as follows:

                                               For the Period Ended
                                                 December 31, 1997
                                      Income           Shares         Per-Share
                                   (Numerator)      (Denominator)      Amount

Basic EPS                        $ 2,572,404)          20,019,999     $  0.13
                                 ============         ===========     =======

Effect of Dilutive Securities:
   Deferred Common Stock         $         -              400,00
                                 -----------------     -----------


Diluted EPS                      $ 2,572,404           20,419,999     $  0.13
                                 ===========          ============    ========



          For the period ended December 31, 1997, deferred common stock totaling 400,000 shares was included in Diluted EPS. The receipt of the stock is contingent upon the holder's continued employment or service. The deferred common stock has been awarded and does not have an exercise or strike price.

          For the period ended December 31, 1997, options to purchase 778,000 shares were outstanding and were anti-dilutive because the strike price ($15.00) was greater than the year-end stock price for the Company ($14.50). Therefore, these options were excluded from Dilutive EPS.

8.        LONG-TERM STOCK INCENTIVE PLAN

          The Company has adopted a Long-Term Stock Incentive Plan for directors, executive officers, and key employees (the "Incentive Plan"). The Incentive Plan authorizes the Compensation Committee of the Board of Directors to grant awards, including deferred stock, incentive stock options as defined under Section 422 of the Code ("ISOs") and options not so qualified ("NQSOs"). The Incentive Plan authorizes the granting of options or other awards for an aggregate of 2,066,666 shares of the Company's common stock.

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

                                           FOR THE YEAR ENDED DECEMBER 31, 1998
         Net loss - as reported                          $(80,271,744)
         Net loss - pro forma                            $(80,288,794)
         Loss per share - as reported                          $(4.16)
         Loss per share - pro forma                            $(4.16)


          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the year ended December 31, 1998: dividend yield of 11.47%; expected volatility of 18%; risk-free interest rate of 5.82%; and expected lives of ten years.

          The following table summarizes information about stock options outstanding as of December 31, 1998 and 1997:

                                                                   Weighted
                                                                   Average          Weighted
                              Range of                            Remaining         Average
                              Exercise           Options          Contractual       Exercise
                               Prices          Outstanding        Life (Yrs.)         Price


    December 31, 1998         $ 15.00            220,000             8.9            $   15.00
                              ========          ========           =====            ==========
    December 31, 1997         $ 15.00            778,000            10              $   15.00
                              =======           ========           =====            ==========


          The options become exercisable at the rate of 25% on each of January 2, 1998, January 2, 1999, January 2, 2000 and January 2, 2001, subject to the holder's continued employment or service. During the year ended December 31, 1998, 558,000 stock options have terminated.

          The compensation expense for the 140,000 and 400,000 shares of deferred stock outstanding as of December 31, 1998 and 1997, respectively, will be amortized over a four-year period.

9.        INTEREST RATE SWAPS

          In December 1997, the Company entered into interest rate swaps with an aggregate notional amount of $1,035 million. The Company used these interest rate swaps to hedge its available-for-sale portfolio of fixed-rate agency pass-through certificates. The primary objective of this hedging strategy was to change the interest rate characteristics of these securities from fixed to variable rates, to better correspond to the maturity and repricing characteristics of the short-term repurchase agreements used by the Company to fund these investments. This primary objective was the basis for the Company's hedge accounting treatment. The Company continually monitored the swaps to ensure that they were effective at changing the interest rate characteristics of the securities. A secondary objective was to offset fluctuations in the fair value of the securities caused by fluctuations in market interest rates.

          In September 1998, the Company experienced margin calls and believed it prudent to increase its liquidity and, therefore, liquidated a large portion of its agency pass-through certificates. In conjunction with the liquidation of these securities positions, the Company also discontinued hedge accounting for the related swaps with an aggregate notional amount of $485 million. The Company recognized the unrealized loss on these swaps as an element of the overall loss on the liquidation of the securities of $(26.0) million. In October 1998, the Company liquidated agency pass-through certificates in response to continued margin calls and the need for liquidity. The overall October 1998 loss on the liquidation of agency pass-through certificates, including losses recognized upon suspension of hedge accounting for the remaining swap with a notional amount of $550 million, totaled $(35.0) million. On the day of each suspension of hedge accounting, the affected swaps were closed out without additional gain or loss.

          The valuations and other information used by the Company to monitor the effectiveness of its interest rate swap hedging strategy were obtained through multiple independent dealer quotes. This same information was used to record the investments and swaps in the Company's financial statements and to determine the Company's net asset value. The Company has never purchased or written options to enter into swaps.

10.       TAXABLE INCOME

          The recently issued Revenue Procedure 99-17 provides securities and commodities traders with the ability to elect mark-to-market treatment for 1998 by including a statement with their timely filed 1998 tax return. The election applies for all future years as well unless revoked with the consent of the Internal Revenue Service. After consultation with legal counsel, the Company intends to elect mark-to-market treatment as a securities trader for 1998, and accordingly, will recognize gains and losses prior to the actual disposition of its securities. Moreover, some if not all of those gains and losses, as well as some if not all gains or losses from actual dispositions of securities, will be treated as ordinary in nature, and not capital, as they would be in the absence of this election. Accordingly, revised Form 1099s will be sent to the Company's shareholders to reflect the changed characterization of the Company's distributions. There is no assurance, however, that the Company's election will not be challenged on the ground that it is not in fact a trader in securities, or that it is only a trader with respect to some, but not all, of its securities. As such, there is a risk that the Company will not be able to mark-to-market its securities, or that it will be limited in its ability to recognize certain losses.

          For the year ended December 31, 1998, a net operating loss as calculated for tax purposes ("NOL") is estimated at approximately $(51.3) million, or $(2.65) per weighted average share. NOLs may be carried forward for 20 years. Taxable income was different from income (loss) as calculated according to generally accepted accounting principles ("GAAP income (loss)") as a result of, among other things, differing treatment of losses on securities transactions and interest rate swaps, permanent impairment writedowns on IOs and a differing treatment of premium and discount amortization.

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

12.       SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

          The following is a presentation of the quarterly results of operations.

                                         Period Ended      Quarter Ended     Quarter Ended      Quarter Ended        Quarter Ended
                                       DECEMBER 31, 1997   MARCH 31, 1998    JUNE 30, 1998    SEPTEMBER 30, 1998   DECEMBER 31, 1998

                                                        (in thousands, except share and per share data)

Statements of Operations Data:
Interest income:
      Mortgage loans and securities     $ 10,078            $ 54,506             $ 58,515            $ 48,934           $ 20,778
      Cash and cash equivalents              811               1,263                1,160               1,035                595
                                          ------             -------             --------            --------           --------
        Total                             10,889              55,769               59,675              49,969             21,373
                                          ------             -------             --------            --------           --------
Interest expense:
         Repurchase agreements             8,489              45,144               51,136              43,412             15,065
                                          ------             -------             --------            --------           --------
      Net interest income..............    2,400              10,625                8,539               6,557              6,308
      Gain (loss) on sale of securities      588                 134                  511             (21,991)           (31,097)
Impairment loss on interest-only
  securities                                   -                   -             (28,618)            (22,413)               (443)
General and administrative
   expenses                                  416               2,229                2,102               1,662              2,390
                                          ------             -------             --------            --------           --------
Net income (loss)                        $ 2,572             $ 8,530           $ (21,670)           $ (39,509)           (27,623)
                                         =======             =======           ==========           ==========          =========

   Unrealized gain (loss) on securities:
      Unrealized holding gain (loss)
        arising during period              1,192            (14,056)                2,474             (27,199)           (43,068)
      Add: reclassification
        adjustment for losses
        included in net income
        (loss)                              (588)               (134)                (511)             21,991             30,963
                                         -------              -------             --------           --------           --------
Other comprehensive
  income (loss)                              604            (14,190)                1,963              (5,208)           (12,105)
                                         -------            -------               --------            --------           --------
Comprehensive income
   (loss)                                $ 3,176           $ (5,660)            $ (19,707)          $ (44,717)         $ (31,198)
                                         =======           ========             ==========          ==========         ==========

Net income (loss) per share:
      Basic                              $  0.13              $  .43              $ (1.08)            $ (2.10)            $(1.50)
                                         =======              ======              ========            ========            =======
      Diluted                            $  0.13              $  .43              $ (1.08)            $ (2.10)            $(1.50)
                                         =======              ======              ========            ========            =======
Weighted average number of
     shares outstanding:
      Basic                           20,019,999           20,044,721          20,050,473          18,788,275          18,395,887
                                      ==========           ==========          ==========          ==========          ==========
      Diluted                         20,019,999           20,044,721          20,050,473          18,788,275          18,395,887
                                      ==========           ==========          ==========          ==========          ==========


13.       SUBSEQUENT EVENTS

          On March 29, 1999, the Company's Board of Directors declared a special first quarter distribution in cash of $2.00 per share of common stock. The special distribution is payable on April 30, 1999 to stockholders of record as of April 1, 1999. Depending upon the Company's reported taxable income for 1999, this distribution may in whole or in part be characterized as a return of capital for tax purposes.

          On that date, to improve its liquidity, the Company terminated a repurchase agreement with a broker-dealer with respect to $500 million of the Company's Agency Certificates and realized a loss of approximately $(8.5) million in connection therewith. From January 1, 1999 through March 29, 1999, the Company sold approximately $310 million of Mortgage Assets, including approximately $275 million of Agency Certificates, at a loss of approximately $(5.0) million.

          On March 2, 1999, the Company announced that the Company and the Former Manager terminated the Management Agreement under which the Former Manager served as the external manager of the Company, and that the Company had become internally advised with Robert J. Gartner, Vice President of the Company, being responsible for day-to-day investment decisions for the Company. Mr. Gartner had been actively engaged in the management of the Company's portfolio by the Former Manager since the Company's inception and had resigned his post at the Former Manager to become a full-time employee of the Company. The Company also announced that BlackRock Financial Management, Inc. ("BlackRock") had agreed to extend its consulting engagement with the Company, that Thomas Jonovich, Chief Financial Officer and Treasurer of the Company, and Jonathan Green, General Counsel of the Company, resigned effective March 2, 1999, that Peter T. Zimmermann, Vice President and Chief Operating Officer of the Company, resigned effective January 11, 1999 and that the Former Manager agreed to assist the Company with respect to the transfer of the advisory function to the Company and with the filing of this Annual Report on Form 10-K.

          As of February 28, 1999, the Company's unaudited estimate of its net asset value per share was between $6.75 and $7.00 per share.

                                      *****

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LASER MORTGAGE MANAGEMENT, INC.

                                         By: /S/ FREDERICK N. KHEDOURI
                                             ----------------------------
                                                Frederick N. Khedouri
                                                President

Dated:  March 31, 1999


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

SIGNATURE                         TITLE                           DATE


/S/ FREDERICK N. KHEDOURI         President and Director        March 31, 1999
-------------------------
Frederick N. Khedouri


/S/ ROBERT J. GARTNER             Vice President, Treasurer     March 31, 1999
-------------------------         and Secretary (principal
Robert J. Gartner                 financial and accounting
                                  officer)

/S/ STUART H. COLEMAN             Director                      March 31, 1999
 --------------------
Stuart H. Coleman


                                  Director                      March 31, 1999
-----------------------
Jonathan Ilany


/S/ MICHAEL L. SMIRLOCK           Director                      March 31, 1999
-----------------------
Michael L. Smirlock

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

     4.1    Specimen Common Stock Certificate (Incorporated by reference to
            Exhibit 4.1 to the Registration Statement on Form S-11 (File No. 333-35673))

     10.1 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-11 (File No. 333-35673))

     10.2 Management Agreement between the Company and LASER Advisers, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 1997)

     10.3 Dividend Reinvestment and Direct Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-11 (File No. 333-35673))

     10.4 Termination Agreement dated as of February 28, 1999 between LASER Advisers Inc. and the Company (Incorporated by reference to Exhibit
            10.1 to the Registrant's Current Report on Form 8-K dated February 28, 1999)

     10.5 Consulting Agreement dated as of February 28, 1999 between BlackRock Financial Management, Inc. and the Company (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 28, 1999)

     27.1*  Summary Financial Data

----------
* Filed herewith.