Form 10-K/A
period 1998-12-31
LASER MORTGAGE MANAGEMENT INC
filed 1999-04-28
CIK 1046099

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  ------------


                          FORM 10-K/A (Amendment No. 1)

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

            151 WEST PASSAIC STREET, ROCHELLE PARK, NEW JERSEY 07662
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 909-3722

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

                         LASER MORTGAGE MANAGEMENT, INC.


EXPLANATORY NOTE:

     This amendment to the Registrant's Annual Report on Form 10-K is being filed to include corrected audited financial statements to correct errors which occurred during the EDGAR filing process.


                                TABLE OF CONTENTS


                                     PART IV


     Item 14  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.............................................2

     Financial Statements............................................F-1

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a) The following documents are filed as a part of this report on Form 10-K/A:


          1.   Financial Statements


          2. Schedules to Financial Statements: All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company's Financial Statements and Notes thereto, included in
               Part II, Item 8 of this Annual Report on Form 10-K/A.


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



Deloitte & Touche LLP

March 29, 1999


LASER MORTGAGE MANAGEMENT, INC.

BALANCE SHEET AT                                                            DECEMBER 31, 1998                DECEMBER 31, 1997
----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                   $ 30,392,828                 $    82,626,526
Receivable for securities sold                                                     --                         67,208,943
Investment in securities at fair value                                       817,689,386                   3,616,733,170
Investment in mortgage loans at amortized cost                                 8,417,484                       --
Accrued interest receivable                                                   10,453,676                      21,170,369
Variation margin deposits on swaps                                               --                            5,500,000
Margin deposits on repurchase agreements                                       7,117,098                             --
                                                                           ---------------                --------------
         Total assets                                                      $ 874,070,472                 $ 3,793,239,008
                                                                           ===============               ===============

LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:
  Repurchase agreements                                                     $742,384,912                 $ 2,747,060,588
  Payable for securities purchased                                               --                          747,594,232
  Accrued interest payable                                                     2,446,237                       8,348,831
  Interest rate swaps at fair value                                              --                            3,114,900
  Dividends payable                                                              --                            2,602,600
  Accounts payable                                                               557,547                       1,756,187
  Payable to Manager                                                           1,125,000                         327,850
                                                                           -----------------              ----------------
           Total liabilities                                                 746,513,696                   3,510,805,188
                                                                           -----------------              ----------------

STOCKHOLDERS' EQUITY:
  Common stock: par value $.001 per share;
    100,000,000 shares authorized, 20,099,999 and
    20,019,999 shares issued, respectively                                        20,100                          20,020
  Additional paid-in capital                                                 282,921,970                     281,840,175
  Accumulated other comprehensive (loss) income                              (14,745,929)                        603,821
  Accumulated distributions and losses                                      (121,290,971)                        (30,196)
  Treasury stock at cost (1,615,800 shares)                                  (19,348,394)                            --
                                                                          -----------------               ----------------
           Total stockholders' equity                                        127,556,776                      282,433,820
                                                                          -----------------               ---------------


           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ $874,070,472                   3,793,239,008
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

          The reconciliation for 1997 is as follows:


                                               For the Period Ended
                                                 December 31, 1997
                                      Income           Shares         Per-Share
                                   (Numerator)      (Denominator)      Amount

Basic EPS                        $ 2,572,404           20,019,999     $  0.13
                                 ============         ===========     =======

Effect of Dilutive Securities:
   Deferred Common Stock         $         -              400,000
                                 -----------------     -----------


Diluted EPS                      $ 2,572,404           20,419,999     $  0.13
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

Dated:  April 26, 1999


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

SIGNATURE                         TITLE                           DATE


/S/ FREDERICK N. KHEDOURI         President and Director        April 26, 1999
-------------------------
Frederick N. Khedouri


/S/ ROBERT J. GARTNER             Vice President, Treasurer     April 26, 1999
-------------------------         and Secretary (principal
Robert J. Gartner                 financial and accounting
                                  officer)

/S/ STUART H. COLEMAN             Director                      April 26, 1999
 --------------------
Stuart H. Coleman


                                  Director                      April 26, 1999
-----------------------
Jonathan Ilany


/S/ MICHAEL L. SMIRLOCK           Director                      April 26, 1999
-----------------------
Michael L. Smirlock

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

     4.1    Specimen Common Stock Certificate (Incorporated by reference to
            Exhibit 4.1 to the Registration Statement on Form S-11 (File No. 333-35673))

     10.1 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-11 (File No. 333-35673))

     10.2 Management Agreement between the Registrant and LASER Advisers, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 1997)

     10.3 Dividend Reinvestment and Direct Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-11 (File No. 333-35673))

     10.4 Termination Agreement dated as of February 28, 1999 between LASER Advisers Inc. and the Registrant (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 28, 1999)

     10.5 Consulting Agreement dated as of February 28, 1999 between BlackRock Financial Management, Inc. and the Registrant (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 28, 1999)

     10.6* Employment Agreement dated as of March 1, 1999 between the Registrant and Robert J. Gartner

     27.1*  Summary Financial Data

----------
* Filed herewith.