Form 10-Q
period 1999-03-31
LASER MORTGAGE MANAGEMENT INC
filed 1999-05-17
CIK 1046099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended:               March 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
       For the transition period from _______________ to _________________

                         Commission file number: 1-13563

                         LASER MORTGAGE MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

       MARYLAND                                              22-3535916
(State or other jurisdiction of incorporation or           (I.R.S. Employer
     organization)                                        Identification No.)


                             151 WEST PASSAIC STREET
                         ROCHELLE PARK, NEW JERSEY 07662
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 909-3722
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes   X     No

          Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date: 17,803,883 shares of common stock, $0.001 par value, outstanding as of May 14, 1999.

                         LASER MORTGAGE MANAGEMENT, INC.

                                    FORM 10-Q

                                      INDEX


PART I. FINANCIAL INFORMATION................................................1
   Item 1. Financial Statements..............................................1
     Balance Sheet At March 31, 1999 (Unaudited) and December 31, 1998.......1
     Statement of Operations (Unaudited) for the Three Months Ended
       March 31, 1999 and March 31, 1998.....................................2
     Statement of Stockholders' Equity (Unaudited) for the Three
       Months Ended March 31, 1999...........................................3
     Statement of Cash Flows (Unaudited) for the Three Months Ended
       March 31, 1999 and March 31, 1998.....................................4
     Notes to Financial Statements (Unaudited) ..............................5
   Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................................16
PART II. OTHER INFORMATION..................................................29
   Item 1.  Legal Proceedings...............................................29
   Item 2.  Changes in Securities and Use of Proceeds.......................29
   Item 3.  Defaults Upon Senior Securities.................................29
   Item 4.  Submission of Matters to a Vote of Security Holders.............29
   Item 5.  Other Information...............................................29
   Item 6.  Exhibits and Reports on Form 8-K................................29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LASER MORTGAGE MANAGEMENT, INC.
BALANCE SHEET AT                                                       MARCH 31, 1999                   DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
ASSETS

Cash and cash equivalents...................................         $    41,892,969                   $    30,392,828
Receivable for securities sold..............................             269,341,732                             --
Investment in securities available for sale
   at fair value............................................             464,483,558                       817,689,386
Investment in mortgage loans at amortized cost..............               6,912,305                         8,417,484
Accrued interest receivable.................................               6,243,756                         8,148,616
Principal paydown receivable................................               4,983,936                         2,305,060
Margin deposits on repurchase agreements                                   1,238,875                         7,117,098
                                                                      ------------------                ------------------
            Total assets....................................         $   795,097,131                   $   874,070,472
                                                                     ===================                ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Repurchase agreements.....................................         $   675,702,796                   $   742,384,912
  Dividend payable..........................................              35,607,766                             --
  Accrued interest payable..................................               2,092,220                         2,446,237
  Other payable.............................................               1,932,774                             --
  Accounts payable..........................................                 345,982                           557,547
  Payable to Manager........................................                 416,505                         1,125,000
                                                                      ------------------              ------------------
         Total liabilities..................................             716,098,043                       746,513,696
                                                                      ------------------              ------------------

STOCKHOLDERS' EQUITY:
  Common stock: par value $.001 per share;
    100,000,000 shares authorized, 20,118,749 and
    20,099,999 shares issued, respectively..................                  20,119                            20,100
  Additional paid-in capital................................             283,012,967                       282,921,970
  Accumulated other comprehensive loss......................             (14,542,557)                      (14,745,929)
  Accumulated distributions and losses......................            (170,074,009)                     (121,290,971)
  Treasury stock at cost (2,314,866 and 2,300,466
    shares respectively).............                                    (19,417,432)                      (19,348,394)
                                                                      -------------------             ------------------
         Total stockholders' equity.........................              78,999,088                       127,556,776
                                                                      ------------------              ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   795,097,131                  $    874,070,472
                                                                     ===================              ==================


                       See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.
STATEMENT OF OPERATIONS (UNAUDITED) FOR
THE THREE MONTHS ENDED

                                                                      MARCH 31, 1999             MARCH 31, 1998
-----------------------------------------------------------------------------------------------------------------------

Interest income:
  Mortgage loans and securities................................    $        15,553,287          $        54,506,129
  Cash and cash equivalents....................................                465,173                    1,262,864
                                                                   -------------------          -------------------
           Total interest income...............................             16,018,460                   55,768,993
                                                                   -------------------          -------------------

Interest expense:
  Repurchase agreements........................................             10,174,314                   45,143,611
                                                                   -------------------          -------------------

Net interest income............................................              5,844,146                   10,625,382

(Loss) gain on sale of securities, swaps and termination of
  repurchase agreement.........................................            (17,569,418)                     134,098
General and administrative expenses............................              1,450,000                    2,229,827

Net (loss) income..............................................    $       (13,175,272)         $         8,529,653
                                                                   ====================         ===================

Unrealized loss on securities:
  Unrealized holding loss arising during period................    $      (17,366,046)          $       (13,434,876)

  Add: reclassification adjustment for loss (gain)
  included in net (loss) income................................    $        17,569,418                     (755,174)
                                                                   -------------------          --------------------
Other comprehensive (loss) income..............................                203,372                  (14,190,050)
                                                                   -------------------          --------------------

Comprehensive loss.............................................    $       (12,971,900)         $        (5,660,397)
                                                                   ====================         ====================

Net (loss) income per share:
  Basic........................................................    $             (0.74)         $              0.43
                                                                   ====================         ===================

  Diluted......................................................    $             (0.74)         $              0.42
                                                                   ====================         ===================

Weighted average number of shares outstanding:
  Basic........................................................             17,806,740                   20,044,999
                                                                   ===================          ===================

  Diluted......................................................             17,806,740                   20,462,139
                                                                   ===================          ===================

                                              See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------


                                                    Common        Additional        Comprehensive
                                                     Stock         Paid-in             Income
                                                   Par Value       Capital             (Loss)

BALANCE
     DECEMBER 31, 1998........................    $  20,100      $282,921,970
                                                 ===========     ============

Comprehensive Income (loss)

  Net loss....................................                                    $  (13,175,272)
  Other comprehensive loss
     Unrealized gain on securities,
        net of reclassification adjustment....                                           203,372
                                                                                   --------------

Comprehensive loss............................                                    $  (12,971,900)
                                                                                  ===============
Common stock issued...........................    $      19      $     90,997

Repurchase of common stock....................

Dividends/Distributions declared - $2.00 per
  share.......................................

BALANCE
     MARCH 31, 1999..........................     $  20,119      $283,012,967
                                                 ===========     ============

Unrealized holding losses arising during
period........................................                                    $  (17,366,046)
Add: reclassification adjustment for losses
  included in net loss........................                                        17,569,418
                                                                                  --------------
Net unrealized gains on securities............                                    $      203,372
                                                                                  ===============



                                                 Accumulated Other
                                                  Comprehensive           Accumulated        Treasury
                                                     Income               Distributions        Stock
                                                     (Loss)                and Losses        at Cost           Total

BALANCE
     DECEMBER 31, 1998........................  $  (14,745,929)         $ (121,290,971)     $ $19,348,394     $127,556,776
                                                 ==============        ===============      ==============    =============

Comprehensive Income (loss)

  Net loss....................................                          $  (13,175,272)                       $(13,175,272)
  Other comprehensive loss
     Unrealized gain on securities,
        net of reclassification adjustment....  $      203,372                                                     203,372


Comprehensive loss............................

Common stock issued...........................                                                                      91,016

Repurchase of common stock....................                                              $     (69,038)         (69,038)

Dividends/Distributions declared - $2.00 per
  share.......................................                          $  (35,607,766)                        (35,607,766)

BALANCE
     MARCH 31, 1999..........................   $  (14,542,557)         $ (170,074,009)     $ $19,417,432     $ 78,999,088
                                                   ===============      ===============  =================    ============

Unrealized holding losses arising during
period........................................
Add: reclassification adjustment for losses
  included in net loss........................

Net unrealized gains on securities............


                       See notes to financial statements.


LASER MORTGAGE MANAGEMENT, INC.
STATEMENT OF CASH FLOWS (UNAUDITED) FOR
THE THREE MONTHS ENDED                                                  MARCH 31, 1999                MARCH 31, 1998
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income..............................................      $     (13,175,272)             $       8,529,653
Adjustments to reconcile net (loss) income to
    net cash used in operating activities:
Amortization of mortgage premiums and discounts, net...........              1,007,290                      5,342,604
Loss (Gain) on sale of securities..............................             17,569,418                       (134,098)
Increase in accrued interest receivables
  and principal paydown........................................               (774,016)                    (1,057,039)

(Increase) in variation margin on swaps........................                  --                        (4,171,789)

Decrease in margin deposits on repurchase
   agreement...................................................              5,878,223                           --
(Decrease) Increase in accrued interest payable................               (354,017)                     2,667,303
(Decrease) Increase in accounts payable........................               (211,565)                       925,533
Decrease in payable to Manager.................................               (708,495)                          --
                                                                     ------------------                 ---------------

           Net cash provided by (used in) operating activities.              9,231,566                    (10,251,101)
                                                                     -----------------                  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities.........................................                  --                    (2,223,185,122)
Purchase of mortgage loans.....................................                  --                       (11,912,075)
Proceeds from sale of securities...............................            297,435,189                  1,385,889,162
Receivable for securities sold.................................           (269,341,732)                          __
Principal payments on securities...............................             38,902,482                     49,258,808
Increase in other payable......................................              1,932,774                           --
                                                                     -----------------                 -----------------
           Net cash provided by (used in) investing activities.             68,928,713                   (799,949,227)
                                                                     -----------------                 -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements............................          1,701,402,100                 12,101,558,087
Principal payments on repurchase agreements....................         (1,768,084,216)               (11,316,138,953)
Net payments from issuance (repurchase) of common stock........                 21,978                        365,625
Distributions paid to stockholders.............................                --                          (2,602,600)
                                                                     -----------------              -----------------

           Net cash (used in) provided by financing
               activities......................................            (66,660,138)                   783,182,159
                                                                     ------------------             -----------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..................................................             11,500,141                     (6,515,967)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD..........................................             30,392,828                     82,626,526
                                                                     -----------------              -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......................      $      41,892,969              $      76,110,559
                                                                     =================              =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Interest paid................................................      $      10,528,331              $      42,476,308
                                                                     =================              =================

  Noncash financing activities:
    Net change in unrealized (loss) gain on
      available-for-sale securities............................      $         203,372              $     (14,190,050)
                                                                     =================              ==================
    Dividends declared, not yet paid...........................      $      35,607,766              $       8,619,350
                                                                     =================              =================


                       See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

          LASER Mortgage Management, Inc. (the "Company") was incorporated in Maryland on September 3, 1997. The Company commenced its operations on November 26, 1997 (see Note 5).

          BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. The interim financial statements for the three-month period are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. Prior period financial statements have been reclassified, where appropriate, to conform to the 1999 presentation.

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

          All Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity within accumulated other comprehensive income (loss). Unrealized losses on Securities that are considered other-than-temporary, as measured by the amount of decline in fair value attributable to factors other than temporary factors, are recognized in income and the cost basis of the Securities is adjusted. Other-than-temporary unrealized losses are based on management's assessment of various factors affecting the expected cash flow from the Securities, including the level of interest rates, an other-than- temporary deterioration of the credit quality of the underlying mortgages and/or the credit protection available to the related mortgage pool and a significant change in the prepayment characteristics of the underlying collateral. The Company's Mortgage Loans are held as long-term investments and are carried at their unpaid principal balance, net of unamortized discount or premium.

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

LASER MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

          INTEREST RATE SWAPS - The Company entered into interest rate swap agreements ("swaps") to reduce the mismatch in the maturity and repricing characteristics of its fixed-rate agency pass-through securities and its short-term repurchase obligations used for funding. The objective was to change the interest rate characteristics of the securities from fixed to floating rate. Swaps were designated as hedges of certain of its fixed rate agency pass-through securities. The Company monitored the correlation and effectiveness for swap transactions by ensuring that the notional amount of the swap was less than the principal amount of the assets being hedged, the maturity of the swaps did not exceed the maturity of the assets being hedged and the interest rate index on the asset being hedged correlated with the interest rate index for the paying leg of the swap.

          The Company carried the swaps that meet the above criteria and the hedged securities at their fair value and reported unrealized gains and losses in other comprehensive income. Net payments or receipts on swaps that qualified for hedge accounting were recognized as adjustments to interest income as they accrued.

          The gain or loss on the terminated swaps were deferred and amortized as a yield adjustment over the remaining original term of the swap. Gains and losses on swaps associated with sold securities were recognized as part of the gain or loss on sale.

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

2.   AVAILABLE-FOR-SALE INVESTMENTS

          The following tables set forth the fair value of the Company's Securities, excluding interest-only securities ("IOs"), as of March 31, 1999 and December 31, 1998:

LASER MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


                                                            March 31, 1999
                                      Agency                                           Non-Agency
                                      Fixed/                                             Fixed/
                                   Floating Rate                         Non-          Floating
                                      Mortgage         Mortgage        Mortgage      Rate Mortgage
                                     Securities      Subordinates    Subordinates      Securities         Total

Securities, principal amount       $363,654,569      $92,364,367    $14,978,199     $21,521,000      $492,518,135

Unamortized discount                   (187,878)     (26,842,524)      (992,079)        (60,955)      (28,083,436)
Unamortized premium                   3,096,996           --              --            105,764         3,202,760
                                      ---------       ----------        --------    -----------      ------------
Amortized cost                      366,563,687       65,521,843     13,986,120      21,565,809       467,637,459

Gross unrealized gains                2,740,906           --              --             --             2,740,906
Gross unrealized losses                  (2,382)     (18,222,124)    (1,358,937)     (5,184,709)      (24,768,152)
                                      ---------       ----------        --------    -----------      ------------
Estimated fair value               $369,302,211      $47,299,719    $12,627,183     $16,381,100      $445,610,213
                                   ============      ===========    ===========     ===========      ============

LASER MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


          In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), an entity should recognize an other-than-temporary impairment when it intends to sell a specifically identified available-for-sale debt security at a loss shortly after the balance sheet date. The write-down for the impairment should be recognized in earnings in the period in which the decision is made. The Company reclassified an amount of approximately $4.2 million from unrealized loss to realized loss for securities sold in April 1999, as the decision to sell them was made in March 1999.

                                                        December 31, 1998

                                      Agency                                           Non-Agency
                                      Fixed/                                             Fixed/
                                   Floating Rate                         Non-          Floating
                                      Mortgage         Mortgage        Mortgage      Rate Mortgage
                                     Securities      Subordinates    Subordinates      Securities         Total


Securities, principal amount       $667,919,453      $118,998,059   $15,106,000     $31,275,000      $833,298,512

Unamortized discount                 (1,294,653)      (29,974,938)   (1,343,889)        (67,115)      (32,680,595)
Unamortized premium                   4,918,479                                         117,991         5,036,470
                                      ---------       ----------        --------    -----------      ------------

Amortized cost                      671,543,279        89,023,121    13,762,111      31,325,876       805,654,387

Gross unrealized gains                9,186,945            --           --               --             9,186,945
Gross unrealized losses                  --           (16,396,200)   (1,284,223)     (5,939,633)      (23,620,056)
                                      ---------       ----------        --------    -----------      ------------

Estimated fair value               $680,730,224       $72,626,921   $12,477,888     $25,386,243      $791,221,276
                                   ============       ===========   ===========     ===========      ============


          The fair value of the Company's IOs as of March 31, 1999 and December 31, 1998 are summarized as follows:

                                            MARCH 31, 1999


                                          Fixed Rate
                                           Commercial     Floating Rate      Total

Securities, notional amount               $162,794,181    $159,117,319     $321,911,500

Amortized cost, after provision
   for impairment                            8,838,288       6,755,424       15,593,712

Gross unrealized gains                            --         3,888,675        3,888,675
Gross unrealized losses                       (609,042)         --             (609,042)

Estimated fair value                      $  8,229,246     $10,644,099      $18,873,345
                                          ============     ===========      ============



                              DECEMBER 31, 1998

                                          Fixed Rate
                                           Commercial     Floating Rate      Total

Securities, notional amount               $276,985,725    $177,704,524   $454,690,249

Amortized cost, after provision             19,447,590       7,333,338     26,780,928
   for impairment

Gross unrealized gains                           --          2,995,078      2,995,078
Gross unrealized losses                     (3,307,896)          --        (3,307,896)

Estimated fair value                       $16,139,694     $10,328,416    $26,468,110
                                           ===========     ===========    ===========



          Financial Accounting Standards Board ("FASB") Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

LASER MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


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

          The Company continued to reduce its investment portfolio during the three months ended March 31, 1999 and sold approximately $310 million of Investments, of which approximately $270 million were agency pass-through certificates. The Company did not purchase any Investments during the first quarter of 1999.

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

3.  MORTGAGE LOANS

          The following tables pertain to the Company's Mortgage Loans as of March 31, 1999 and December 31, 1998 which are carried at their amortized cost:


                                                 March 31, 1999        December 31, 1998


Mortgage Loans, principal amount               $      6,674,339         $     8,150,593
Unamortized discount                                      __                      __
Unamortized premium                                     237,966                 266,891
                                               ----------------         ---------------
Amortized cost                                 $      6,912,305         $     8,417,484
                                               ================         ===============

          As of March 31, 1999 and December 31, 1998, the amortized cost of the Mortgage Loans approximated their fair value.

LASER MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

4.   REPURCHASE AGREEMENTS

          The Company has entered into repurchase agreements to finance most of its Investments. The repurchase agreements are collateralized by the market value of the Company's Investments and bear interest rates that generally move in close relation to one-month LIBOR.

          As of March 31, 1999, the Company had outstanding $675,702,796 of repurchase agreements with a weighted average borrowing rate of 5.53% and a weighted average remaining maturity of 12 days. At March 31, 1999, Investments actually pledged had an estimated fair value of $ 717,918,000.

          As of December 31, 1998, the Company had outstanding $742,384,912 of repurchase agreements with a weighted average borrowing rate of 5.94% and a weighted average remaining maturity of 2.77 years. At December 31, 1998, Investments actually pledged had an estimated fair value of $854,791,117.

          At March 31, 1999 and December 31, 1998, the repurchase agreements had the following remaining maturities:

                                     MARCH 31, 1999                December 31, 1998

Within 30 days                   $        675,702,796             $        242,384,912
30 to 90 days                               --                                __
Greater than 90 days                        --                             500,000,000
                                 --------------------             --------------------
                                 $        675,702,796             $        742,384,912
                                 ====================             ====================



          As of December 31, 1998, $500,000,000 of the Company's Securities were subject to a repurchase agreement with a broker-dealer with a term of five years ending March 10, 2003. The borrowing rate of this repurchase agreement was three-month LIBOR plus 61.5 basis points and was capped at 6.365%. On March 29, the Company terminated this repurchase agreement for settlement April 14, 1999 and recognized a loss of approximately $8.5 million.

5.   COMMON STOCK

          SALES OF COMMON STOCK - The Company's common stock was sold through several transactions as follows:

          The Company was initially capitalized with the sale of 6,000 shares of common stock on September 2, 1997, for a total of $15,005.

          The Company received commitments on September 15, 1997 for the purchase, in a private placement, of 1,014,000 shares of common stock, at $15.00 per share, for a total of $15,210,000 from certain officers, directors, proposed directors, employees and affiliates of the Company and LASER Advisers Inc. (the "Former Manager"). The sale of these shares was consummated at the time of the closing of the public offering.

          The Company received commitments on November 7, 1997 from several mutual funds under common management (the "Funds") for the purchase, in a private placement, of 3,333,333 shares of common stock, at $15.00 per share, for a total of $49,999,995. The sale of these shares was consummated at the time of the closing of the public offering.

          The Company has been informed by the Former Manager that a fund affiliated with the Former Manager entered into a total rate of return swap with a broker-dealer which provides that the affiliated fund bear the economic benefit and risk of directly holding 666,666 shares of the Company's common stock for a total of $9,999,990. Such shares of common stock were sold by the Company to such broker-dealer in a private placement without registration under
Section 4(2) of the Securities Act of 1933. At December 16, 1998, the total rate of return swap was closed and the Company repurchased the 666,666 shares at a price of $5.31 per share.

          15,000,000 shares of common stock were sold through a public offering for $225,000,000. Syndication costs of $18,364,795 were deducted from the gross proceeds of the offerings.

LASER MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

          On each of January 2, 1998, April 1, 1998 and July 1, 1998, 25,000 shares (75,000 shares in the aggregate) of common stock were issued as deferred stock awards to certain employees of the Company. On each of October 1, 1998 and January 1, 1999, an additional 5,000 shares were issued as deferred stock awards to certain employees of the Company, and on February 28, 1999, an additional 13,750 shares were issued as deferred stock awards to an employee of the Company.

          DIVIDENDS/DISTRIBUTIONS - On March 29, 1999, the Company declared a special first quarter distribution in cash to stockholders of $2.00 per share of common stock, payable on April 30, 1999. The Company declared and paid dividends and distributions in cash of $2.19 per share during the year ended December 31, 1998.

          STOCK REPURCHASES - In March 1998, the Board of Directors of the Company approved the repurchase of up to $20 million of the Company's common stock. In June 1998, the Board of Directors increased the amount of common stock authorized to be repurchased to $30 million. Pursuant to the repurchase program, for the three months ended March 31, 1999, the Company has used the proceeds of sales of, and payments from, its portfolio securities to repurchase 14,400 shares of Common Stock for $69,038 in open market transactions. Such purchases were made at a weighted average price per share of $ 4.79 (excluding commission costs). As of December 31, 1998, the Company had repurchased 2,300,466 shares of Common Stock for $19,348,394 in open market transactions. Such purchases were made at a weighted average price per share of $8.41 (excluding commission costs). The repurchased shares have been returned to the Company's authorized but unissued shares of common stock as treasury shares.

LASER MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

6.  TRANSACTIONS WITH AFFILIATES AND TERMINATION OF MANAGEMENT AGREEMENT

          Pursuant to the terms of a Management Agreement (the "Management Agreement") with the Company, the Former Manager was responsible for the day-to-day operations of the Company and performed (or caused to be performed) such services and activities relating to the assets and operations of the Company as was appropriate, subject to the supervision of the Company's Board of Directors. For performing these services, the Former Manager received an annual base management fee of 1.0% of Average Stockholders' Equity. The term "Average Stockholders' Equity" for any period meant stockholders' equity, calculated in accordance with GAAP, excluding any mark-to-market adjustments of the investment portfolio. The Company and the Former Manager have agreed that the provision for impairment charge on the IOs in the Company's portfolio is not a mark-to-market adjustment for purposes of these calculations.

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

          For the three months ended March 31, 1998, management fees amounted to $705,630 and incentive fees were $951,509.

          Effective February 28, 1999, the Company and the Former Manager terminated the Management Agreement, and the Company became advised internally with Robert J. Gartner, Vice President of the Company and a former Vice President of the Manager, responsible for day-to-day investment decisions for the Company. In connection with the termination of the Management Agreement, the Company agreed to pay to the Former Manager: (a) $416,505, which represented the base management fee payable under the Management Agreement for the fourth quarter of 1998; (b) $708,495, which the Company and the Former Manager agreed to as the quarterly incentive fee for the fourth quarter of 1998; and (c) $500,000 for services performed under the Management Agreement for the period January 1, 1999 through February 28, 1999 and for certain transition services with respect to internalizing the advisory function.

7.  EARNINGS PER SHARE (EPS)

          In February 1997, the FASB issued Statement of Financial Accounting No. 128, Earnings Per Share ("SFAS No. 128") which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the Basic EPS to the numerator and denominator of Basic EPS and Diluted EPS computation. There are no differences between Basic EPS and Diluted EPS for March 31, 1999.

LASER MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

                                              FOR THE THREE MONTHS ENDED
                                                    MARCH 31, 1999

                                 LOSS                         Shares                    Per-Share
                             (NUMERATOR)                   (Denominator)                  Amount

Basic EPS                  $(13,183,468)                     17,806,740               $      (0.74)
                           =============                     ==========               =============

Diluted EPS                $(13,184,863)                     17,806,740               $      (0.74)
                           =============                     ==========               =============

          For the three months ended March 31, 1999, the Company has no deferred common stock reserved for issuance.

         For the three months ended March 31, 1999, options to purchase 72,000 shares were outstanding during the period and were anti-dilutive because the strike price ($15.00) was greater than the average daily market price of the Company's common stock for the period ($5.04). Therefore, these options were excluded from Diluted EPS.

The reconciliation for the three months ended March 31, 1998 is as follows:

                                               For the Three Months Ended
                                                     MARCH 31, 1998
                                           Income           Shares             Per-Share
                                        (Numerator)      (Denominator)          Amount

     Basic EPS                           $ 8,529,653        20,044,999         $     0.43
                                        ===================================================

     Effect of Dilutive Securities:
       Deferred Common Stock                   --             375,000

     Options                                   --              42,140
                                       -----------------------------------------------------
     Diluted EPS                         $ 8,529,653       20,462,139          $     0.42
                                       =====================================================

          For the three months ended March 31, 1998, deferred common stock totaling 375,000 shares was included in Diluted EPS. The receipt of the stock is contingent upon the holder's continued employment or service. The deferred common stock has been awarded and does not have an exercise or strike price.

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

          The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") for the options. Accordingly, no compensation cost for the Incentive Plan has been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123. For the Company's pro forma net earnings, the compensation cost will be amortized over the four-year vesting period of the options. The Company's net loss per share would have been increased to the pro forma amounts indicated below:

                                                      FOR THE THREE MONTHS ENDED        For the Three Months Ended
                                                       MARCH 31, 1999                         March 31, 1998

Net earnings (loss) - as reported                         $(13,183,468)                        $8,529,653
Net earnings (loss) - pro forma                           $(13,184,863)                        $8,514,579
(Loss) earnings per share - as reported                         $(0.74)                             $0.43
(Loss) earnings per share - pro forma                           $(0.74)                             $0.42


          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the three months ended March 31, 1999:
dividend yield of 11.47%; expected volatility of 18%; risk-free interest rate of 5.82%; and expected lives of ten years.

LASER MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

          The following table summarizes information about stock options outstanding as of March 31, 1999 and 1998:

                                                                     Weighted
                                                                     Average         Weighted
                            Range of                                Remaining        Average
                            Exercise            Options            Contractual       Exercise
                             Prices           Outstanding          Life (Yrs.)        Price


     March 31, 1999       $    15.00             72,000               8.7            $      15.00
                          ==============                                              ============
     March 31, 1998       $    15.00            778,000               9.7            $      15.00
                          ==============                                              ============


          The options become exercisable at the rate of 25% on each of January 2, 1998, January 2, 1999, January 2, 2000 and January 2, 2001, subject to the holder's continued employment or service. During the three months ended March 31, 1999, 148,000 stock options terminated.

          The compensation expense for the 400,000 shares of deferred stock outstanding as of March 31, 1998 will be amortized over a four-year period.

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

LASER MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

          The Company did not enter into any swaps during the quarter ended March 31, 1999.

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

10.   TAXABLE INCOME

          The recently issued Revenue Procedure 99-17 provides securities and commodities traders with the ability to elect mark-to-market treatment for 1998 by including a statement with their timely filed 1998 tax return. The election applies for all future years as well unless revoked with the consent of the Internal Revenue Service. After consultation with legal counsel, the Company determined to elect mark-to-market treatment as a securities trader for 1998 and, accordingly, will recognize gains and losses prior to the actual disposition of its securities. Moreover, some if not all of those gains and losses, as well as some if not all gains or losses from actual dispositions of securities, will be treated as ordinary in nature, and not capital, as they would be in the absence of this election. Accordingly, revised Form 1099s were sent to the Company's shareholders to reflect the changed characterization of the Company's distributions. There is no assurance, however, that the Company's election will not be challenged on the ground that it is not in fact a trader in securities, or that it is only a trader with respect to some, but not all, of its securities. As such, there is a risk that the Company will not be able to mark-to-market its securities, or that it will be limited in its ability to recognize certain losses.

          For the three months ended March 31, 1999, a net operating loss as calculated for tax purposes ("NOL") is estimated at approximately $(13.0) million, or $(0.73) per weighted average share. NOLs may be carried forward for 20 years. Taxable income was different from income (loss) as calculated according to generally accepted accounting principles ("GAAP income (loss)") as a result of differing treatment of unrealized gains and losses on securities transactions. For the year ended December 31, 1998, a NOL is estimated at approximately $(51.3) million, or $(2.65) per weighted average share.

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

LASER MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONCLUDED)

12.   SUBSEQUENT EVENTS

          As of April 30, 1999, the Company estimates that its net asset value per share was between $4.35 and $4.85 per share. As of that date, the Company estimates that its portfolio was comprised of approximately $213 million of Agency Certificates, $44 million of Subordinate Interests, $10 million of IOs, $9 million of CMOs, $7 million of Mortgage Loans and $7 million of other fixed-income assets.

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

GENERAL

          The Company is a specialty finance company, organized in September 1997, that invests primarily in mortgage-backed securities and mortgage loans. The mortgage-backed securities include mortgage pass-through certificates, collateralized mortgage obligations, other securities representing interests in, or obligations backed by, pools of mortgage loans and mortgage derivative securities (collectively, the "Mortgage Securities"). The mortgage loans are secured by first or second liens on single-family residential, multi-family residential, commercial or other real property (the "Mortgage Loans" and, together with the Mortgage Securities, the "Mortgage Assets").

          The Company is authorized to acquire the following types of investments: (i) fixed and adjustable rate mortgage pass-through certificates ("Pass-Through Certificates"), which are securities collateralized by pools of Mortgage Loans issued and sold to investors by private, non-governmental issuers ("Privately-Issued Certificates") or by various U.S. government agencies or instrumentalities, such as the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA") (collectively, "Agency Certificates"); (ii) collateralized mortgage obligations ("CMOs"), including regular interests in real estate mortgage investment conduits, which are fixed and adjustable rate debt obligations collateralized by Mortgage Loans or Pass-Through Certificates;
(iii) Mortgage Loans; (iv) mortgage derivative securities ("Mortgage Derivatives"), including interest-only securities ("IOs") which receive only certain interest payments from a pool of Mortgage Securities or Mortgage Loans;
(v) subordinate interests ("Subordinate Interests"), which are classes of Mortgage Securities junior to other classes of Mortgage Securities in the right to receive payments from the underlying Mortgage Loans; and (vi) other fixed-income securities, other than emerging market securities, in an amount not to exceed 5% of total assets.

          The Company has been reducing its portfolio by selling certain securities and repaying borrowings in an attempt to reduce the portfolio's susceptibility to basis and interest rate risk and to create additional liquidity. As of March 31, 1999, the Company estimates that its net asset value per share was between $ 4.25 and $ 4.50 per share (after giving effect to the $2.00 per share special distribution described below). During the quarter ended March 31, 1999, the Company reduced its portfolio by approximately $310 million of Mortgage Assets, including approximately $270 million of Agency Certificates, at a loss of approximately $(5.0) million. In addition, in accordance with SFAS No. 115, an entity should recognize an other-than-temporary impairment when it intends to sell a specifically identified available-for-sale debt security at a loss shortly after the balance sheet date. The write-down for the impairment should be recognized in earnings in the period in which the decision is made. The Company reclassified an amount of approximately $4.2 million from unrealized loss to realized loss for securities sold in April 1999, as the decision to sell them was made in March 1999.

          On March 29, 1999, the Company's Board of Directors declared a special first quarter distribution in cash of $2.00 per share of common stock. The special distribution was payable on April 30, 1999 to stockholders of record as of April 1, 1999. Depending upon the Company's reported taxable income for 1999, this distribution may in whole or in part be characterized as a return of capital for tax purposes.

          On March 2, 1999, the Company announced that the Company and the Former Manager terminated the Management Agreement under which the Former Manager served as the external manager of the Company, and that the Company had become internally advised with Robert J. Gartner, Vice President of the Company, being responsible for day-to-day investment decisions for the Company. Mr. Gartner had been actively engaged in the management of the Company's portfolio by the Former Manager since the Company's inception and had resigned his post at the Former Manager to become a full-time employee of the Company. The Company also announced that BlackRock Financial Management, Inc. ("BlackRock") had agreed to extend its consulting engagement with the Company, that Thomas Jonovich, Chief Financial Officer and Treasurer of the Company, and Jonathan Green, General Counsel of the Company, resigned effective March 2, 1999, that Peter T. Zimmermann, Vice President and Chief Operating Officer of the Company, resigned effective January 11, 1999 and that the Former Manager agreed to assist the Company with respect to the transfer of the advisory function to the Company and with the filing of the Annual Report on Form 10-K.

          The Company has elected to be taxed and intends to continue to qualify as a REIT under the Code commencing with its short taxable year ended December 31, 1997, and such election has not been revoked. The Company has qualified as a REIT for the taxable years since its inception, and generally will not be subject to federal income tax provided that it distributes its income to its stockholders and maintains its qualification as a REIT.

RECENT DEVELOPMENTS

          As of April 30, 1999, the Company estimates that its net asset value per share was between $4.35 and $4.85 per share. As of that date, the Company estimates that its portfolio was comprised of approximately $213 million of Agency Certificates, $44 million of Subordinate Interests, $10 million of IOs, $9 million of CMOs, $7 million of Mortgage Loans and $7 million of other fixed-income assets.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999 COMPARED TO THE QUARTER ENDED MARCH 31, 1998

NET LOSS SUMMARY

          For the quarter ended March 31, 1999, the Company had a net loss of $(13.2) million, or $(0.74) per weighted average share, compared to net income of $8.5 million, or $0.43 per weighted average share, for the quarter ended March 31, 1998. The weighted average number of shares of common stock outstanding for the quarter ended March 31, 1999 and 1998 were 17,806,740 and 20,044,721, respectively. Dividends declared per share were $2.00 and $0.43 per weighted average share, and $35.6 million and $8.6 million in total, for the quarter ended March 31, 1999 and 1998, respectively. Return on average equity was (10.79)% and 2.97% on an unannualized basis for the quarter ended March 31, 1999 and 1998, respectively.

          For the quarter ended March 31, 1999, the Company sold securities with an aggregate historical amortized cost of $310 million for a net loss of $(5.0) million, compared to sales of $1,389.7 million of securities for an aggregate gain of $134,098 for the quarter ended March 31, 1998. In addition, in accordance with SFAS No. 115, an entity should recognize an other-than-temporary impairment when it intends to sell a specifically identified available-for-sale debt security at a loss shortly after the balance sheet date. The write-down for the impairment should be recognized in earnings in the period in which the decision is made. The Company reclassified an amount of approximately $4.2 million from unrealized loss to realized loss for securities sold in April 1999, as the decision to sell them was made in March 1999.

          The realized losses during the quarter ended March 31, 1999 were approximately $(17.6) million, or $(0.99) per weighted average share, compared to a gain of approximately $0.1 million, or $0.01 per weighted average share for the quarter ended March 31, 1998. Excluding realized gains and losses, the Company's income for the quarter ended March 31, 1999 was approximately $4.4 million, or $0.25 per weighted average share, compared to approximately $8.4 million, or $0.42 per weighted average share for the quarter ended March 31, 1998. This reduction of income for the first quarter of 1999 compared to the first quarter of 1998 is consistent with the Company's substantially reduced investment portfolio.

TAXABLE INCOME (LOSS) AND GAAP INCOME (LOSS)

          For the quarter ended March 31, 1999, a NOL is estimated at approximately $(13.0) million, or $(0.73) per weighted average share. NOLs may be carried forward for 20 years. Taxable income was different from GAAP income
(loss) as a result of differing treatment of unrealized gains and losses on securities transactions. For the year ended December 31, 1998, a NOL is estimated at approximately $(51.3) million, or $(2.65) per weighted average share.

          For the quarter ended March 31, 1998, taxable income did not differ materially from GAAP income.

          Taxable income (loss) and GAAP income (loss) could differ for numerous reasons. For example, the Company may take credit provisions which would affect GAAP income whereas only actual credit losses are deducted in calculating taxable income. In addition, general and administrative expenses may differ due to differing treatment of leasehold amortization, certain stock option expenses and other items. As of March 31, 1999 and March 31, 1998, the Company had not taken credit provisions because 78% and 94%, respectively, of the Company's investments were Agency Certificates.

          The distinction between taxable income (loss) and GAAP income (loss) is important to the Company's stockholders because dividends or distributions are declared on the basis of taxable income. While the Company does not pay taxes so long as it satisfies the requirements for exemption from taxation pursuant to the REIT Provisions of the Code, each year the Company completes a corporate tax form wherein taxable income is calculated as if the Company were to be taxed. This taxable income level helps to determine the amount of dividends the Company intends to pay out over time.

INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

          The Company had average earning assets of $858.1 million for the quarter ended March 31, 1999 compared to $3,517.7 million for the quarter ended March 31, 1998. The table below shows, for the quarter ended March 31, 1999 and 1998, the Company's average balance of cash equivalents, loans and securities, the yields earned on each type of earning asset, the yield on average earning assets and interest income.

                                                AVERAGE EARNING ASSET YIELD
                                                   (dollars in thousands)

                                                                                              Yield on    Yield on
                                                       Average                   Yield on      Average     Average
                                           Average    Amortized     Average      Average      Amortized    Interest
                                             Cash      Cost of      Earning        Cash       Cost of      Earning      Interest
                                         Equivalents  Securities     Assets     Equivalents   Securities    Assets       Income


For the Quarter Ended March 31, 1999     $  38,718    $   819,358  $   858,076    5.07%        7.58%       7.47%        $  16,018
For the Quarter Ended March 31, 1998     $  75,312    $ 3,442,368  $ 3,517,680    5.82%        6.80%       6.78%        $  55,769


INTEREST EXPENSE AND THE COST OF FUNDS

          For the quarter ended March 31, 1999 and 1998, the Company had average borrowed funds of $715.9 million and $3,214.4 million, respectively, and total interest expense of $10.2 and $45.1 million, respectively, with an average cost of funds of 5.68% and 5.62%, respectively. The Company believes that its largest expense is usually the cost of borrowed funds. Interest expense is calculated in the same manner for tax and GAAP purposes. The Company expects that changes in the Company's cost of funds closely correlate with changes in one-month LIBOR, although the Company may choose to extend the maturity of its liabilities at any time, subject to the lender's consent. The Company's average cost of funds was 0.74% above one-month LIBOR for the quarter ended March 31, 1999 compared to 0.03% below one-month LIBOR for the quarter ended March 31, 1998. The Company generally has structured its borrowings to adjust with one-month LIBOR. During the quarter ended March 31, 1999, average one-month LIBOR, which was 4.94%, was 0.11% lower than average six-month LIBOR, which was 5.05%. During the quarter ended March 31, 1998, average one-month LIBOR, which was 5.65%, was 0.35% lower than average six month LIBOR, which was 6.00%. The increase in the Company's average cost of funds relative to LIBOR in the first quarter of 1999 compared to the first quarter of 1998 was due primarily to (a) the reduced availability of funds for the Company and (b) the Company's portfolio during the first quarter of 1999 compared to the first quarter of 1998 containing a greater percentage of less liquid securities which finance at higher spreads.

          The table below shows, for the quarter ended March 31, 1999 and 1998, the Company's average borrowed funds and average cost of funds compared to average one and six-month LIBOR.

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

For the Quarter Ended March 31, 1999 $   715,889  $ 10,174    5.68%      4.94%      5.05%      (0.11)%        0.74%          0.63%
For the Quarter Ended March 31, 1998  $3,214,428  $ 45,144    5.62%      5.65%      6.00%      (0.35)%       (0.03)%        (0.38)%


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

INTEREST RATE SWAPS

          The Company did not enter into any swaps during the quarter ended March 31, 1999.

          For the quarter ended March 31, 1998, the Company entered into the contractual commitments with original notional amounts stated below. Under these agreements, the Company received a floating rate and pays a fixed rate. As part of its asset/liability management process, the Company entered into interest rate agreements such as interest rate caps, floors and swaps. The agreements were entered into to reduce interest rate risk and were designed to provide income and capital appreciation to the Company in the event of certain changes in interest rates.

                    CONTRACTUAL COMMITMENT INCOME (EXPENSE)
                             (dollars in thousands)

                                                                                     Net Interest
                                                                                        Income
                                                           Average       Average     (Expense) on
                                           Notional         Fixed       Floating     Contractual
                                            Amount           Rate         Rate         Commitments

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

          Because the Mortgage Assets were not voluntarily classified as trading securities, they met the definition of available-for-sale securities of paragraph 12(b) of SFAS No. 115. Accordingly, the Company classified each Mortgage Security as available-for-sale at its acquisition date and subsequently reported each security at its fair value. Pursuant to paragraph 13 of SFAS No. 115, unrealized holding gains of $3.7 million related to available-for- sale Mortgage Securities were reported in other comprehensive income at December 31, 1997 following the initial acquisition of most of the securities.

NET INTEREST INCOME

          Net interest income, which equals interest income less interest expense, totaled $5.8 million for the quarter ended March 31, 1999 compared to $10.6 million for the quarter ended March 31, 1998. Net interest rate spread, which equals the yield on the Company's interest earning assets (excluding cash) less the average cost of funds for the period was 1.9% for the quarter ended March 31, 1999 compared to 1.16% for the quarter ended March 31, 1998. The decrease in net interest income for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 was due to the Company's substantially reduced investment portfolio. The net interest rate spread increased for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 due to the mix of Mortgage Assets in the Company's investment portfolio, which contained a greater percentage of less liquid securities which finance at higher spreads for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998.

          The table below shows interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the quarter ended March 31, 1999 and 1998.

                                                        NET INTEREST INCOME
                                                       (dollars in thousands)


                                                                                      Yield on
                  Average                            Interest   Net Income             Average  Average
                 Amortized   Interest     Average    Income on       on       Total   Interest Balance of           Average   Net
                 Cost of    Income on      Cash        Cash      Contractual Interest Earning  Repurchase Interest  Cost of Interest
                Investments Investments Equivalents  Equivalents Commitments  Income   Assets  Agreements  Expense  Funds   Income


For the Quarter
Ended March 31,
1999            $  819,358  $ 15,528    $38,718      $   490     $  -        $ 16,018   7.47%  $  715,889 $ 10,174   5.68%  $ 5,844
For the Quarter
Ended March 31,
1998            $3,442,368  $ 58,501    $75,312      $ 1,263     $ (3,995)   $ 55,769   6.78%  $3,214,428 $ 45,144   5.62%  $10,625


CREDIT CONSIDERATIONS

          The Company has not experienced credit losses on its investment portfolio to date, but losses may be experienced in the future. At March 31, 1999 and 1998, the Company had limited its exposure to credit losses on its portfolio by holding 78% and 94% of its investments in Agency Certificates.

GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses ("operating expense" or "G&A expense") were $1.45 million for the quarter ended March 31, 1999, consisting of fees paid to the Former Manager of $500,000, fees paid to BlackRock of $375,000 and professional and other miscellaneous fees. G&A expenses were $2.2 million for the quarter ended March 31, 1998, consisting of management fees paid to the Former Manager of $705,630, incentive fees paid to the Former Manager of $951,509, deferred stock expense of $366,000 and professional and other miscellaneous fees. There were no differences in the calculation of G&A expense for taxable and GAAP income purposes. The "Efficiency Ratio" is the G&A expense divided by the net interest income.

                               G&A EXPENSE RATIOS
                             (dollars in thousands)

                                                                                          Total G&A      Total G&A
                                                                                          Expense/       Expense/
                                                           Deferred   Other     Total      Average        Average       Efficiency
                          Management Incentive Consulting   Stock      G&A       G&A       Assets         Equity          Ratio
                            Fee         Fee       Fee      Expense   Expense   Expense  (Unannualized) (Unannualized) (Unannualized)

For the Quarter Ended
 March 31, 1999             $500        --       $375      $ 91      $484      $1,450       .17%           1.19%         24.81%
For the Quarter Ended
 March 31, 1998             $705       $951       --       $366      $208      $2,230       .05%            .80%         20.99%



NET (LOSS) INCOME AND RETURN ON AVERAGE EQUITY

          Net losses were $(13.2) million for the quarter ended March 31, 1999 compared to net income of $8.5 million for the quarter ended March 31, 1998. Return on average equity, on an unannualized basis, for the quarter ended March 31, 1999 was (10.79)% compared to 2.97% for the quarter ended March 31, 1998.

          The table below shows, on an unannualized basis, for the quarter ended March 31, 1999 and March 31, 1998 the Company's net interest income, gain on sale of securities and G&A expense each as a percentage of average equity, and the return on average equity.


                     COMPONENTS OF RETURN ON AVERAGE EQUITY

                                        Net Interest    Gain (Loss) on Sale Impairment Loss
                                       Income/Average     of Securities/    on Interest-Only   G&A Expense/       Return on
                                           Equity         Average Equity       Securities     Average Equity   Average Equity


For the Quarter Ended March 31, 1999         4.78%             (14.38)%             --              1.19%           (10.79)%
For the Quarter Ended March 31, 1998         3.82%               .05%               --               .80%             2.97%


DISTRIBUTIONS AND TAXABLE INCOME

          The Company has elected to be taxed as a REIT under the Code. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of securities. For the quarter ended March 31, 1999, the Company determined that it had no taxable income and did not make any capital distributions. For the quarter ended March 31, 1998, dividend declarations exceeded earned taxable income by $89,697, or less than $0.01 per share, based on the number of shares of common stock outstanding at period end.

FINANCIAL CONDITION

          INVESTMENTS

          As of March 31, 1999 and December 31, 1998, the Company's portfolio consisted of:

                                               AS OF MARCH 31, 1999                   AS OF DECEMBER 31, 1998
                                         Dollar Amount                                Dollar Amount
            SECURITIES                   (IN MILLIONS)           PERCENTAGE           (IN MILLIONS)          PERCENTAGE
            ----------                   -------------           ----------           -------------          ----------
Agency Certificates                          $370                   78%                 $   681                 82%
Subordinate Interests                          47                   10%                      73                  9%
IOs                                            18                    4%                      26                  3%
CMOs                                           16                    4%                      25                  3%
Mortgage Loans                                  7                    1%                       8                  1%
Other fixed-income assets                      13(1)                 3%                      13(1)               2%
                                   -----------------------------------------------------------------------------------------
   Total                                     $471                  100%                 $   826                100%
                                   =========================================================================================
-----------------------------------
(1)  Included no emerging market securities.

          The Company reduced its portfolio of Mortgage Assets during the quarter ended March 31, 1999 in an attempt to reduce the portfolio's susceptibility to basis and interest rate risk and to create additional liquidity.

          Discount balances are accreted as an increase in interest income over the life of discount investments and premium balances are amortized as a decrease in interest income over the life of premium investments. At March 31, 1999 and December 31, 1998, the Company had on its balance sheet (excluding IOs) $28.1 million and $32.7 million, respectively, total unamortized discount (which is the difference between the remaining principal value and the current historical amortized cost of investments acquired at a price below principal value) and $3.2 million and $5.0 million, respectively, unamortized premium (which is the difference between the remaining principal amount and the current historical amortized cost of investments acquired at a price above principal value). The Company also had $15.6 million unamortized premium on IOs at March 31, 1999 compared to $26.8 million at December 31, 1998.

          Mortgage principal repayments received were $38.9 million for the quarter ended March 31, 1999. Given the Company's current portfolio composition, if mortgage principal repayment rates increase over the life of the Mortgage Securities comprising the current portfolio, all other factors being equal, the Company's net interest income should decrease during the life of such Mortgage Securities as the Company will be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates decrease over the life of such Mortgage Securities, all other factors being equal, the Company's net interest income should increase during the life of such Mortgage Securities as the Company will amortize its net premium balance over a longer time.

          The tables below summarize the Company's investments at March 31, 1999 and December 31, 1998.

                           SECURITIES (EXCLUDING IOs)
                             (dollars in thousands)


                                                                       Amortized                   Estimated     Weighted
                                                                        Cost to                    Fair Value    Average
                              Principal       Net        Amortized     Principal       Estimated  to Principal     Life
                               Amount      Discount        Cost         Amount        Fair Value    Amount       (Years)


March 31, 1999               $   492,518    $ (24,881)     $ 467,637    94.95%         $ 445,610       90.48%      7.0
December 31, 1998            $   833,299    $ (27,644)     $ 805,654    96.68%         $ 791,221       94.95%      7.1


                                 MORTGAGE LOANS
                             (dollars in thousands)


                                                                       Amortized                  Estimated     Weighted
                                                                        Cost to                   Fair Value    Average
                              Principal       Net        Amortized     Principal     Estimated   to Principal     Life
                               Amount       Premium        Cost         Amount      Fair Value      Amount      (Years)

March 31, 1999               $   6,674      $   238     $   6,912      103.57%      $     6,912     103.57%        3.0
December 31, 1998            $   8,151      $   267     $   8,417      103.27%      $     8,417     103.27%        2.6


          At March 31, 1999, the Company had borrowing outstanding from eight lenders compared to eight lenders at December 31, 1998. Such borrowings are generally short-term (7-day or 30-day terms) and may not be renewed by the lender at its discretion.

                                  IO SECURITIES
                             (dollars in thousands)


                                                                       Amortized                  Estimated     Weighted
                                                                        Cost to                   Fair Value    Average
                              Notional        Net        Amortized     Notional      Estimated   to Notional      Life
                               Amount       Premium      Cost (1)       Amount      Fair Value      Amount      (Years)

March 31, 1999               $   321,912    $   15,594   $   15,594     4.84%       $   18,873        5.86%       6.0
December 31, 1998            $   454,690    $   26,781   $   26,781     5.89%       $   26,468        5.82%       7.1

---------------------

(1) After provision for impairment.

          The table below shows unrealized gains and losses on the securities in the Company's portfolio at March 31, 1999 and December 31, 1998.


                           UNREALIZED GAINS AND LOSSES
                             (dollars in thousands)
                                                              At March 31, 1999              At December 31, 1998
Unrealized Gain                                                $       6,630                   $   12,182
Unrealized Loss                                                      (25,377)                     (26,928)
Net Unrealized Loss                                                  (18,747)                     (14,746)
Net Unrealized Loss as % of  Investments
  Principal/Notional Amount                                           (2.28)%                       (1.14)%
Net Unrealized Loss as % of Investments Amortized
  Cost                                                                (3.82)%                       (1.75)%


          The following table sets forth a schedule of Pass-Through Certificates and Mortgage Loans owned by the Company at March 31, 1999 and December 31, 1998 classified by issuer and by ratings categories.

    PASS-THROUGH CERTIFICATES AND MORTGAGE LOANS BY ISSUER AND CREDIT RATING
                             (dollars in thousands)


                                                    AT MARCH 31, 1999                         AT DECEMBER 31, 1998
                                                    -----------------                         --------------------

                                            CARRYING VALUE         PORTFOLIO MIX        CARRYING VALUE           PORTFOLIO MIX
Agency Certificates                           $   369,302               78%               $   680,730                 83%
Privately Issued Certificates:
 AAA/Aaa Rating..................                   --                 --                      --                     --
 AA/Aa Rating....................                   --                 --                      --                     --
 A Rating........................                   7,219                2%                     7,596                  1%
 BBB/Baa Rating..................                   9,162                2%                    17,791                  2%
 BB/Ba Rating and Other                            59,928               13%                    85,105                 10%
IOs..............................                  18,873                4%                    26,468                  3%
Mortgage Loans...................                   6,912                1%                     8,417                  1%
                                              -----------                                 -----------
        Total....................             $   471,396                                 $   826,107
                                              ===========                                 ===========


          The following tables set forth information about the Company's portfolio of Subordinate Interests, IOs, CMOs, and other fixed-income assets as of March 31, 1999 and December 31, 1998.

                              SUBORDINATE INTERESTS
                             (dollars in thousands)

                                                 MARKET VALUE AT
Description                      MARCH 31, 1999                DECEMBER 31, 1998
Commercial                      $     38,210                   $      45,292
Residential                            9,090                          27,337


                                  IO SECURITIES
                             (dollars in thousands)

                                                        Market Value at
DESCRIPTION           COUPON               MARCH 31, 1999            DECEMBER 31, 1998
Commercial            Fixed                 $     8,229               $     16,140
Residential           Floating                   10,644                     10,328


                                      CMOs
                             (dollars in thousands)

                                                        Market Value at
DESCRIPTION           RATING               MARCH 31, 1999            DECEMBER 31, 1998
Residential           BBB                   $    9,162                 $    17,792
Residential           A                          7,219                       7,596


                            OTHER FIXED-INCOME ASSETS
                             (dollars in thousands)

                                       Market Value at
DESCRIPTION               MARCH 31, 1999            DECEMBER 31, 1998
CBO/CLO                    $    12,627               $      12,478


BORROWINGS

          To date, the Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's investments. These borrowings appear on the balance sheet as repurchase agreements. Substantially all of the Company's investments are currently accepted as collateral for such borrowings. The Company has not established, and currently does not intend to establish, permanent lines of credit. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company's financing objectives. At March 31, 1999, the Company had borrowings outstanding from eight lenders, the same number of lenders it had at December 31, 1998. Such borrowings are generally short-term (7-day or 30- day terms) and may not be renewed by the lender at its discretion. Certain lenders have reduced the funds made available to the Company for pledges of certain less liquid securities.

          For the quarter ended March 31, 1999, the term to maturity of the Company's borrowings has ranged from one day to 4.2 years, with a weighted average remaining maturity of 12 days at March 31, 1999. At March 31, 1999, the Company had outstanding $675.7 million of repurchase agreements. Approximately $175.7 million of the Company's borrowings have a cost of funds which adjusts based on a fixed spread over or under one-month LIBOR. At March 31, 1999, the weighted average cost of funds for all of the Company's borrowings was 5.53%. At March 31, 1999, investments actually pledged had an estimated fair value of $717.9 million.

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

          On March 29, 1999, to improve its liquidity, the Company terminated a repurchase agreement with a broker-dealer with respect to $500 million of the Company's Agency Certificates and recognized a loss of approximately $8.5 million.

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

          During 1998, events in the financial markets (including the dislocation in the market for fixed-income securities, the tightening of credit available for investment in securities and the decrease in value of mortgage securities due to prepayment risk) had an adverse effect on the Company's ability to borrow funds and may continue to have such an effect. To address concerns with respect to possible decreased liquidity, the Company has reduced its portfolio and sold securities. From January 1, 1999 through March 31, 1999, the Company sold approximately $310 million of Mortgage Assets, including approximately $270 million of Agency Certificates.

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

          In June 1998, the Board of Directors increased the amount of Common Stock authorized to be repurchased under the Company's stock repurchase program to $30 million. Pursuant to the repurchase program, during the first quarter of 1999, the Company has used the proceeds of sales of, and payments from, its portfolio securities to repurchase 14,400 shares of Common Stock for $69,038 in open market transactions. Such purchases were made at a weighted average price per share of $4.79 (excluding commission costs). As of December 31, 1998, the Company had repurchased 2,300,466 shares of Common Stock for $19.3 million in open market transactions. Such purchases were made at a weighted average price per share of $8.41 (excluding commission costs). The repurchased shares have been returned to the Company's authorized but unissued shares of Common Stock as treasury shares.

STOCKHOLDERS' EQUITY

          The Company uses "available-for-sale" treatment for its securities; these assets are carried on the balance sheet at estimated market value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at March 31, 1999 was $79.0 million, or $4.44 per share, compared to $127.6 million, or $7.17 per share, at December 31, 1998. If the Company had used historical amortized cost accounting, the Company's equity base at March 31, 1999 would have been $93.5 million, or $5.25 per share compared to $142.3 million, or $7.99 per share, at December 31, 1998.

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

          Unrealized changes in the estimated net market value of securities have one direct effect on the Company's potential earnings and dividends: positive mark-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes in the net market value of the Company's securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Accumulated Other Comprehensive Income (Loss)" was $(14.5) million, or (3.82)% of the amortized cost of securities at March 31, 1999 and $(14.7) million, or (1.75)% of the amortized cost of securities at December 31, 1998.

          In accordance with SFAS No. 115, an entity should recognize an other-than-temporary impairment when it intends to sell a specifically identified available-for-sale debt security at a loss shortly after the balance sheet date. The write-down for the impairment should be recognized in earnings in the period in which the decision is made. The Company reclassified an amount of approximately $4.2 million from unrealized loss to realized loss for securities sold in April 1999, as the decision to sell them was made in March 1999.

          The table below shows the Company's equity capital base as reported and on a historical amortized cost basis at March 31, 1999 and at December 31, 1998. The historical cost equity basis is influenced by issuances of Common Stock, the level of GAAP earnings as compared to dividends declared, and other factors. The GAAP reported equity base is influenced by these factors plus changes in the "Accumulated Other Comprehensive Income (Loss)" account.

                              STOCKHOLDERS' EQUITY
                  (dollars in thousands, except per share data)

                                                           Net Unrealized       GAAP       Historical        GAAP
                                             Historical       Losses on       Reported      Amortized      Reported
                                              Amortized        Assets          Equity         Cost          Equity
                                             Cost Equity      Available         Base         Equity      (Book Value
                                                Base           for Sale     (Book Value)    Per Share     Per Share)

At March 31, 1999                             $ 93,542        $(14,543)       $ 78,999        $5.25         $4.44
At December 31, 1998                          $142,303        $(14,746)       $127,557        $7.99         $7.17


CAPITAL AND LEVERAGE STRATEGIES

          The Company's operations are leveraged approximately 10 to 1 at March 31, 1999 compared to 6.9 to 1 at December 31, 1998. At March 31, 1999, the Company's equity-to-assets ratio was 9.9%, and has ranged from a high of approximately 16.6% to a low of approximately 4.1% during the past 12 months. Initially, the Company financed its acquisition of Mortgage Assets through proceeds of its initial public offering and several concurrent private placements, and currently finances any acquisitions primarily by borrowing against or "leveraging" its existing portfolio and using the proceeds to acquire additional Mortgage Assets. The Company's target for its equity-to-assets ratio depends on market conditions and other relevant factors.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          At March 31, 1999, there were no legal proceedings to which the Company was a party or of which any of its properties were subject.

Item 2.   Changes in Securities and Use of Proceeds

          Not applicable.

Item 3.   Defaults Upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          As of April 30, 1999, the Company estimates that its net asset value per share was between $4.35 and $4.85 per share. As of that date, the Company estimates that its portfolio was comprised of approximately $213 million of Agency Certificates, $44 million of Subordinate Interests, $10 million of IOs, $9 million of CMOs, $7 million of Mortgage Loans and $7 million of other fixed-income assets, none of which were emerging market securities.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

          Exhibit 27.1 - Financial Data Schedule

(b) Reports

          On March 5, 1999, the Company filed a Current Report on Form 8-K regarding a press release issued by the Company announcing that the Company and the Former Manager terminated the agreement under which the Former Manager served as the external manager of the Company; that the Company had become internally advised with Robert J. Gartner, Vice President of the Company, being responsible for day-to-day investment decisions for the Company; that BlackRock Financial Management, Inc. had agreed to extend its consulting engagement with the Company; that Thomas Jonovich, Chief Financial Officer and Treasurer of the Company, and Jonathan Green, General Counsel of the Company, resigned effective March 2, 1999; and that Peter T. Zimmermann, Vice President and Chief Operating Officer of the Company, resigned effective January 11, 1999.

          On April 6, 1999, the Company filed a Current Report on Form 8-K regarding a press release issued by the Company announcing that the Board of Directors declared on March 30, 1999 a special first quarter distribution in cash of $2.00 per share of Common Stock, payable on April 30, 1999.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LASER MORTGAGE MANAGEMENT, INC.


Dated:   May 14, 1999                    By:  /S/ ROBERT J. GARTNER
                                              ---------------------
                                         Robert J. Gartner
                                         Vice President
                                         (principal accounting officer)
                                         (authorized officer of registrant)

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