Form 10-Q
period 1999-06-30
LASER MORTGAGE MANAGEMENT INC
filed 1999-08-16
CIK 1046099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended:          June 30, 1999

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

Yes   X     No   ____

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date: 17,733,183 shares of common stock, $0.001 par value, outstanding as of August 11, 1999

                         LASER MORTGAGE MANAGEMENT, INC.


                                    FORM 10-Q

                                      INDEX


PART I.   FINANCIAL INFORMATION..............................................3

       Item 1.  Financial Statements.........................................3

                Balance Sheet at June 30, 1999 (Unaudited) and
                   December 31, 1998.........................................3

                Statement of Operations (Unaudited) for the Three Months
                and Six Months Ended June 30, 1999 and June 30, 1998.........4

                Statement of Stockholders' Equity (Unaudited) for the
                Six Months Ended June 30, 1999...............................5

                Statement of Cash Flows (Unaudited) for the Three Months
                and Six Months Ended June 30, 1999 and June 30, 1998.........6

                Notes to Financial Statements................................7

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................17

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk..30

PART II. OTHER INFORMATION..................................................32

       Item 1.  Legal Proceedings...........................................32

       Item 2.  Changes in Securities and Use of Proceeds...................32

       Item 3.  Defaults Upon Senior Securities.............................32

       Item 4.  Submission of Matters to a Vote of Security Holders.........32

       Item 5.  Other Information...........................................32

       Item 6.  Exhibits and Reports on Form 8-K............................32

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

LASER MORTGAGE MANAGEMENT, INC.

BALANCE SHEET AT                                                        JUNE 30, 1999                 DECEMBER 31, 1998
                                                                         (UNAUDITED)
                                                                    -------------------------      ----------------------
ASSETS

Cash and cash equivalents.....................................      $        39,117,107            $         30,392,828
Receivable for securities sold................................               75,372,239                            --
Investment in securities available for sale
   at fair value..............................................              175,285,128                     817,689,386
Investment in mortgage loans at amortized cost................                5,471,930                       8,417,484
Accrued interest receivable...................................                1,860,303                       8,148,616
Principal paydown receivable..................................                3,215,744                       2,305,060
Margin deposits on repurchase agreements......................                     --                         7,117,098
Other assets..................................................                  111,695                              --
                                                                         --------------                  ---------------
            Total assets......................................              300,434,146                     874,070,472
                                                                         --------------                  ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Repurchase agreements.......................................              216,839,610                     742,384,912
  Accrued interest payable....................................                  422,232                       2,446,237
  Other payable...............................................                  295,207                            --
  Accounts payable............................................                  492,842                         557,547
  Payable to Manager..........................................                       --                       1,125,000
                                                                         --------------                 ---------------
         Total liabilities....................................              218,049,891                     746,513,696
                                                                         --------------                 ---------------

STOCKHOLDERS' EQUITY:
  Common stock: par value $.001 per share;
    100,000,000 shares authorized, 20,118,749 and
    20,099,999 shares issued, respectively....................                   20,119                          20,100
  Additional paid-in capital..................................              283,012,967                     282,921,970
  Accumulated other comprehensive loss........................               (9,834,264)                    (14,745,929)
  Accumulated distributions and losses........................             (171,160,114)                   (121,290,971)
  Treasury stock at cost (2,385,566 and 2,300,466
    shares respectively)...............                                     (19,654,453)                    (19,348,394)
                                                                          -------------             -------------------
         Total stockholders' equity...........................               82,384,255                     127,556,776
                                                                         --------------             -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................           $  300,434,146             $       874,070,472
                                                                         ==============             ===================


                       See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.
STATEMENT OF OPERATIONS (UNAUDITED) FOR

                                                      THE THREE MONTHS ENDED                   THE SIX MONTHS ENDED
                                                             JUNE 30,                                JUNE 30,
                                                     1999                 1998                1999              1998
                                            --------------------------------------------------------------------------------
Interest income:
  Mortgage loans and securities............        $   6,643,202        $  58,515,279    $    22,196,489    $   112,400,332
  Cash and cash equivalents................              523,137            1,159,663            988,310          2,422,527
                                                   -------------        -------------    ---------------     --------------
           Total interest income...........            7,166,339           59,674,942         23,184,799        114,822,859
                                                   -------------        -------------    ---------------     --------------

Interest expense:
  Repurchase agreements....................            3,801,595           51,135,634         13,975,909         96,279,245
                                                   -------------        -------------    ---------------     --------------

Net interest income........................            3,364,744            8,539,308          9,208,890         18,543,614

(Loss) gain on sale of securities, swaps
and termination of repurchase agreement....           (3,654,810)             510,627        (21,224,228)         1,265,801
Impairment loss on interest-only securities--                 --          (28,617,746)                --        (28,617,746)

General and administrative expenses........              796,039            2,102,483          2,246,039          4,332,310

Net loss...................................         $ (1,086,105)        $(21,670,294)    $  (14,261,377)     $ (13,140,641)
                                                   ==============       ==============   ================    ===============

Unrealized loss on securities:
  Unrealized holding gain (loss) arising
    during period..........................        $   1,053,483        $   2,474,295    $  (16,312,563)     $ (10,960,581)



  Add: reclassification adjustment for loss
  (gain) included in net (loss) income.....            3,654,810            (510,627)         21,224,228        (1,265,801)
                                                   -------------        -------------    ---------------     --------------
Other comprehensive (loss) income..........            4,708,293            1,963,688          4,911,665       (12,226,382)
                                                   -------------        -------------    ---------------     --------------


Comprehensive income (loss)................        $   3,622,188        $(19,706,626)    $   (9,349,712)     $ (25,367,023)
                                                   =============        =============    ===============     ==============


Net (loss) income per share:
  Basic....................................        $      (0.06)        $      (1.08)    $        (0.80)     $       (0.66)
                                                   =============        =============    ===============     ==============

  Diluted..................................        $      (0.06)        $      (1.08)    $        (0.80)     $       (0.66)
                                                   =============        =============    ===============     ==============

Weighted average number of shares outstanding:

  Basic....................................           17,775,914           20,050,473         17,791,327         20,047,613
                                                   =============        =============    ===============     ==============

  Diluted..................................           17,775,914           20,050,473         17,791,327         20,047,613
                                                   =============        =============    ===============     ==============
                                            --------------------------------------------------------------------------------

                       See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 1999

-----------------------------------------------------------------------------------------------------------
                                                                                     ACCUMULATED
                                                                                        OTHER
                                           COMMON    ADDITIONAL     COMPREHENSIVE   COMPREHENSIVE
                                           STOCK      PAID-IN         INCOME            INCOME
                                         PAR VALUE    CAPITAL         (LOSS)            (LOSS)

BALANCE
   DECEMBER 31, 1998.................. $   20,100    $282,921,970                  $  (14,745,929)
                                         ==========  ============                  ===============

Comprehensive income (loss)
  Net loss............................                              $ (13,175,272)
  Other comprehensive loss
     Unrealized gain on securities,
        net of reclassification
        adjustment....................                                    203,372  $      203,372
                                                                    -------------

Comprehensive loss....................                              $ (12,971,900)
                                                                    ==============
Common stock issued................... $       19    $     90,997
Repurchase of common stock............
Dividends/Distributions declared -
  $2.00 per share.....................
                                       ----------    ------------                  --------------

BALANCE
     MARCH 31, 1999................... $   20,119    $283,012,967                  $  (14,542,557)
                                       ==========    ============                  ===============

Comprehensive income (loss)
Net loss..............................                              $  (1,086,105)
Other comprehensive income
   Unrealized loss on securities
      net of reclassification
      adjustment......................                              $   4,708,293  $    4,708,293
                                                                    -------------
Comprehensive income..................                              $  3 ,622,188
                                                                    =============

Repurchase of common stock............

BALANCE
                                       ----------    ------------                   -------------
     JUNE 30, 1999.................... $   20,119    $283,012,967                  $   (9,834,264)
                                       ==========    ============                  ===============


Unrealized holding losses arising
during period.........................                              $ (16,312,563)
Add:  reclassification adjustment
  for losses included in net loss.....                              $  21,224,228
                                                                    -------------
Net unrealized gain on securities.....                              $   4,911,665
                                                                    =============


--------------------------------------------------------------------------------


                                       ACCUMULATED      TREASURY
                                       DISTRIBUTIONS      STOCK
                                       AND LOSSES        AT COST          TOTAL

BALANCE
   DECEMBER 31, 1998.................. 121,290,971)   $(19,348,394)   $127,556,776
                                       ============   =============   ============

Comprehensive income (loss)
  Net loss............................ (13,175,272)                   $(13,175,272)
  Other comprehensive loss
     Unrealized gain on securities,
        net of reclassification
        adjustment....................                                     203,372


Comprehensive loss....................

Common stock issued...................                                      91,016
Repurchase of common stock............                $    (69,038)        (69,038)
Dividends/Distributions declared -
  $2.00 per share..................... (35,607,766)                    (35,607,766)


BALANCE
     MARCH 31, 1999................... 170,074,009)   $(19,417,432)    $78,999,088
                                       ============   =============    ===========

Comprehensive income (loss)
Net loss..............................  (1,086,105)                    $(1,086,105)
Other comprehensive income
   Unrealized loss on securities
      net of reclassification
      adjustment......................                                 $ 4,708,293

Comprehensive income..................


Repurchase of Common Stock............               $   (237,021)     $  (237,021)

BALANCE
                                       ------------  ------------      -----------
     JUNE 30, 1999.................... 171,160,114)  $ 19,654,453      $82,384,255
                                       ============  ============      ===========


Unrealized holding losses arising
during period.........................
Add:  reclassification adjustment
  for losses included in net loss.....
Net unrealized gain on securities.....


                       See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.
STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE

                                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         JUNE 30,                                JUNE 30,
                                                                 1999               1998              1999              1998
                                                           ------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income.........................................    $  (1,086,105)   $   (21,670,294)    $ (14,261,377)   $  (13,140,641)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
    Amortization of mortgage premiums and discounts, net..          723,545          5,210,832         1,730,835        10,553,436
    Impairment loss (gain) on interest-only
       securities.........................................               --         28,617,746                --        28,617,746
    Gain (loss) on sale of securities.....................        3,654,810         (1,131,703)       21,224,228        (1,265,801)
    Decrease (increase) in accrued interest receivable....        6,151,645           (796,685)        5,377,629        (1,853,724)
    Increase in variation margin on interest rate swaps...               --        (26,241,083)               --       (30,412,872)
    Decrease in margin deposits on repurchase agreements..        1,238,875                 --         7,117,098                --
    Increase in other assets..............................         (111,695)                --          (111,695)               --
    Increase (decrease) in accrued interest payable.......       (1,669,988)          (314,261)       (2,024,005)        2,353,042
    Decrease in accrued expenses and other liabilities....       (1,637,567)                --        (1,637,567)       (1,450,142)
    Increase (decrease) in accounts payable...............          146,860           (524,609)          (64,705)               --
    Decrease in payable to Manager........................         (416,505)                --        (1,125,000)               --
                                                              -------------    ---------------     -------------    --------------
           Net cash provided by (used in) operating
              activities..................................        6,993,875        (16,850,057)       16,225,441        (6,598,956)
                                                              -------------    ----------------    -------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities..................................               --       (586,729,047)               --    (2,809,914,169)
  Purchase of mortgage loans..............................               --                 --                --       (11,912,075)
  Proceeds from sale of securities........................      273,450,820        482,166,442       570,886,009     1,868,055,604
  Decrease in receivables for securities sold.............      193,969,493                 --       (75,372,239)               --
  Principal payments on securities........................       17,517,923         98,610,607        56,420,405       147,869,415
  Other payables..........................................               --                 --         1,932,774                --
                                                              -------------    ---------------     -------------    --------------
           Net cash provided by (used in) investing
              activities..................................      484,938,236         (5,951,998)      553,866,949      (805,901,225)
                                                              -------------    ----------------    -------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements.....................    1,113,443,146     10,270,996,260     2,814,845,246    22,372,554,347
  Principal payments on repurchase agreements.............   (1,572,306,331)   (10,264,490,745)   (3,340,390,547)  (21,580,629,698)
  Net proceeds from issuance (repurchase) of common stock.         (237,022)        (1,678,063)         (215,044)       (1,312,438)
  Distributions paid to stockholders......................      (35,607,766)        (8,619,350)      (35,607,766)      (11,221,950)
                                                              -------------    ----------------    --------------   ---------------
           Net cash provided by (used in)  financing
              activities..................................     (494,707,973)        (3,791,898)     (561,368,111)      779,390,261
                                                              --------------   ----------------    --------------   --------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....
                                                                 (2,775,862)       (26,593,953)        8,724,279       (33,109,920)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............
                                                                 41,892,969         76,110,559        30,392,828        82,626,526
                                                              -------------    ---------------     -------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD..................    $  39,117,107    $    49,516,606     $  39,117,107    $   49,516,606
                                                               ============     ==============      ============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid...........................................        3,801,595         51,449,895        14,329,926    $   93,926,203
                                                              =============    ===============     =============    ==============
  Noncash financing activities:
    Net change in unrealized loss on available-for-sale
    securities............................................        4,708,293          1,963,668         4,911,665       (12,226,382)
                                                              =============    ===============     =============    ===============
    Dividends declared, not yet paid......................                     $     7,626,600                      $    7,626,600
                                                                                ==============                      ==============

                       See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     LASER Mortgage Management, Inc. (the "Company") was incorporated in Maryland on September 3, 1997. The Company commenced its operations on November 26, 1997 (see Note 5).

     BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. The interim financial statements for the three-month and six-month periods are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

     A summary of the Company's significant accounting policies follows:

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes cash on hand and overnight repurchase agreements. The carrying amounts of cash equivalents approximates their value.

     INVESTMENTS - The Company invests primarily in mortgage-backed securities and mortgage loans. The mortgage-backed securities include mortgage pass-through certificates, collateralized mortgage obligations and other securities representing interests in, or obligations backed by, pools of mortgage loans (collectively, "Mortgage Securities"). The Company also invests in other debt and equity securities ("Other Securities" and, together with Mortgage Securities, "Securities"). The mortgage loans are secured by first or second liens on single-family residential, multi-family residential, commercial or other real property ("Mortgage Loans" and, together with Securities, "Investments"). The Company did not purchase any Investments during the six months ended June 30, 1999.

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

     INTEREST RATE SWAPS - Before 1999, the Company entered into interest rate swap agreements ("swaps") to reduce the mismatch in the maturity and repricing characteristics of its fixed-rate agency pass-through securities and its short-term repurchase obligations used for funding. The objective was to change the interest rate characteristics of the securities from fixed to floating rate. Swaps were designated as hedges of certain of its fixed rate agency pass-through securities. The Company monitored the correlation and effectiveness for swap transactions by ensuring that the notional amount of the swap was less than the principal amount of the assets being hedged, the maturity of the swaps did not exceed the maturity of the assets being hedged and the interest rate index on the asset being hedged correlated with the interest rate index for the paying leg of the swap.

     The Company carried the swaps that meet the above criteria and the hedged securities at their fair value and reported unrealized gains and losses in other comprehensive income. Net payments or receipts on swaps that qualified for hedge accounting were recognized as adjustments to interest income as they accrued.

     The gain or loss on the terminated swaps was transferred and amortized as a yield adjustment over the remaining original term of the swap. Gains and losses on swaps associated with sold securities were recognized as part of the gain or loss on sale.

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

2.    AVAILABLE-FOR-SALE INVESTMENTS

     The following tables set forth the fair value of the Company's Securities, excluding interest-only securities ("IOs"), as of June 30, 1999 and December 31, 1998:


                                            JUNE 30, 1999
                                     AGENCY
                                     FIXED/
                                    FLOATING                         NON-
                                  RATE MORTGAGE    MORTGAGE        MORTGAGE
                                   SECURITIES    SUBORDINATES    SUBORDINATES       TOTAL

Securities, principal amount     $125,488,717  $ 73,164,375    $ 7,714,997     $ 206,368,089
Unamortized discount                      --    (24,847,142)      (764,326)      (25,611,468)
Unamortized premium                   750,010            --             --           750,010
                                 ------------  ------------     ----------     -------------
Amortized cost                    126,238,727    48,317,233      6,950,671       181,506,631
Gross unrealized gains                    --             --             --                --
Gross unrealized losses            (1,848,038)  (16,607,149)      (585,773)      (19,040,960)
                                -------------- -------------   ------------    --------------
Estimated fair value             $124,390,689   $31,710,084     $6,364,898      $162,465,671
                                 ============   ===========     ==========      ============

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), an entity should recognize an other-than-temporary impairment when it intends to sell a specifically identified available-for-sale debt security at a loss shortly after the balance sheet date. The write-down for the impairment should be recognized in earnings in the period in which the decision is made. The Company reclassified an amount of approximately $1.08 million from unrealized loss to realized loss for securities sold in July 1999, as the decision to sell them was made in June 1999.

                                 DECEMBER 31, 1998

                                    AGENCY                                     NON-AGENCY
                                    FIXED/                                      FIXED/
                                   FLOATING                                     FLOATING
                                     RATE                            NON-         RATE
                                   MORTGAGE        MORTGAGE        MORTGAGE       MORTGAGE
                                  SECURITIES     SUBODINATES    SUBORDINATES    SECURITIES     TOTAL

Securities, principal amount     $667,919,453   $118,998,059     $15,106,000    $31,275,000  $833,298,512
Unamortized discount               (1,294,653)  (29,974,938)      (1,343,889)       (67,115)  (32,680,595)
Unamortized premium                 4,918,479            --               --        117,991     5,036,470
                                 ------------   -----------      -----------    -----------  ------------
Amortized cost                    671,543,279    89,023,121       13,762,111     31,325,876   805,654,387
Gross unrealized gains              9,186,945           --                --           --       9,186,945
Gross unrealized losses                   --    (16,396,200)      (1,284,223)    (5,939,633)  (23,620,056)
                                 ------------   ------------     ------------   ------------ -------------
Estimated fair value             $680,730,224   $72,626,921      $12,477,888    $25,386,243  $791,221,276
                                 ============   ===========      ===========    ===========  ============


     The fair value of the Company's IOs as of June 30, 1999 and December 31, 1998 are summarized as follows:

                                                 JUNE 30, 1999                             DECEMBER 31, 1998
                                                                                       FIXED RATE
                                                  FLOATING RATE         TOTAL          COMMERCIAL     FLOATING RATE        TOTAL
Securities, notional amount                       $107,953,321       $107,953,321     $276,985,725    $177,704,524     $454,690,249
Amortized cost, after provision for impairment       4,682,614          4,682,614       19,447,590       7,333,338       26,780,928
Gross unrealized gains                               8,136,843          8,136,843               --       2,995,078        2,995,078
Gross unrealized losses                                     --                 --       (3,307,896)             --       (3,307,896)
                                                   -----------       ------------     -------------   ------------      ------------
Estimated fair value                               $12,819,457       $ 12,819,457      $16,139,694     $10,328,416      $26,468,110
                                                   ===========       ============     ============    ============      ===========

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

     The Company continued to reduce its investment portfolio during the six months ended June 30, 1999 and sold approximately $587 million of Investments, of which approximately $496 million were agency pass-through certificates. The Company did not purchase any Investments during the six months ended June 30, 1999.

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

3.    MORTGAGE LOANS

     The following tables pertain to the Company's Mortgage Loans as of June 30, 1999 and December 31, 1998 which are carried at their amortized cost:

                                                 JUNE 30, 1999        DECEMBER 31, 1998

Mortgage Loans, principal amount               $   5,259,194           $     8,150,593
Unamortized discount                                      --                        --
Unamortized premium                                  212,736                   266,891
                                               -------------           ---------------
Amortized cost                                 $   5,471,930           $     8,417,484
                                               =============           ===============


     As of June 30, 1999 and December 31, 1998, the amortized cost of the Mortgage Loans approximated their fair value.

4.   REPURCHASE AGREEMENTS

     The Company has entered into repurchase agreements to finance most of its Investments. The repurchase agreements are collateralized by the market value of the Company's Investments and bear interest rates that generally move in close relation to one-month LIBOR.

     As of June 30, 1999, the Company had outstanding $216,839,610 of repurchase agreements with a weighted average borrowing rate of 5.14% and a weighted average remaining maturity of 28 days. At June 30, 1999, Investments actually pledged had an estimated fair value of $228,860,267.

     As of December 31, 1998, the Company had outstanding $742,384,912 of repurchase agreements with a weighted average borrowing rate of 5.94% and a weighted average remaining maturity of 2.77 years. At December 31, 1998, Investments actually pledged had an estimated fair value of $854,791,117.

     At June 30, 1999 and December 31, 1998, the repurchase agreements had the following remaining maturities:

                                    JUNE 30, 1999                 DECEMBER 31, 1998

Within 30 days                   $        216,839,610             $        242,384,912
30 to 90 days                                      --                         __
Greater than 90 days                               --                      500,000,000
                                 --------------------             --------------------
                                 $        216,839,610             $        742,384,912
                                 ====================             ====================


     As of December 31, 1998, $500,000,000 of the Company's Securities were subject to a repurchase agreement with a broker-dealer with a term of five years ending March 10, 2003. The borrowing rate of this repurchase agreement was three-month LIBOR plus 61.5 basis points and was capped at 6.365%. On March 29, 1999 the Company terminated this repurchase agreement for settlement April 14, 1999 and recognized a loss of approximately $8.5 million.

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

     The Company has been informed by the Former Manager that a fund affiliated with the Former Manager entered into a total rate of return swap with a broker-dealer which provides that the affiliated fund bear the economic benefit and risk of directly holding 666,666 shares of the Company's common stock for a total of $9,999,990. The shares of common stock were sold by the Company to such broker-dealer in a private placement without registration under Section 4(2) of the Securities Act of 1933. At December 16, 1998, the total rate of return swap was closed and the Company repurchased the 666,666 shares at a price of $5.31 per share.

     The Company sold 15,000,000 shares of common stock through a public offering for $225,000,000. Syndication costs of $18,364,795 were deducted from the gross proceeds of the private placement and the public offering.

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

     DIVIDENDS/DISTRIBUTIONS - On March 29, 1999, the Company declared a special first quarter distribution in cash to stockholders of $2.00 per share of common stock, which was paid on April 30, 1999. The Company declared and paid dividends and distributions in cash of $2.19 per share during the year ended December 31, 1998.

     STOCK REPURCHASES - In March 1998, the Board of Directors of the Company approved the repurchase of up to $20 million of the Company's common stock. In June 1998, the Board of Directors increased the amount of common stock authorized to be repurchased to $30 million. Pursuant to the repurchase program, for the six months ended June 30, 1999, the Company has used the proceeds of sales of, and payments from, its portfolio securities to repurchase 85,100 shares of common stock for $306,060 in open market transactions. Such purchases were made at a weighted average price per share of $3.56 (excluding commission costs). As of December 31, 1998, the Company had repurchased 2,300,466 shares of common stock for $19,348,394 in open market transactions. Such purchases were made at a weighted average price per share of $8.41 (excluding commission costs). The repurchased shares have been returned to the Company's authorized but unissued shares of common stock as treasury shares.

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

     Effective February 28, 1999, the Company and the Former Manager terminated the Management Agreement, and the Company became advised internally with Robert
J. Gartner, Vice President of the Company and a former Vice President of the Manager, responsible for day-to-day investment decisions for the Company. In connection with the termination of the Management Agreement, the Company paid to the Former Manager: (a) $416,505, which represented the base management fee payable under the Management Agreement for the fourth quarter of 1998; (b) $708,495, which the Company and the Former Manager agreed to as the quarterly incentive fee for the fourth quarter of 1998; and (c) $500,000 for services performed under the Management Agreement for the period January 1, 1999 through February 28, 1999 and for certain transition services with respect to internalizing the advisory function. Accordingly, for the three months ended June 30, 1999, no management and incentive fees were payable or paid to the Former Manager.

     For the six months ended June 30, 1998, management fees paid to the Former Manager amounted to $1,399,743 and incentive fees were $1,449,002.

7.   EARNINGS PER SHARE (EPS)

     In February 1997, the FASB issued Statement of Financial Accounting No. 128, Earnings Per Share ("SFAS No. 128") which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the Basic EPS to the numerator and denominator of Basic EPS and Diluted EPS computation. There are no differences between Basic EPS and Diluted EPS for the three months and six months ended June 30, 1999.

                              FOR THE THREE MONTHS ENDED                         FOR THE SIX MONTHS ENDED
                                    JUNE 30, 1999                                     JUNE 30, 1999
                           LOSS            SHARES      PER-SHARE             LOSS            SHARES      PER-SHARE
                        (NUMERATOR)     (DENOMINATOR)    AMOUNT           (NUMERATOR)    (DENOMINATOR)    AMOUNT

Basic EPS              $ (1,086,105)    $ 17,775,914    $ (0.06)        $ (14,261,377)    $ 17,791,327   $ (0.80)

Diluted EPS            $ (1,086,105)    $ 17,775,914    $ (0.06)        $ (14,261,377)    $ 17,791,327   $ (0.80)


     For the three months and six months ended June 30, 1999, the Company has no deferred common stock reserved for issuance.

     For the three months and six months ended June 30, 1999, options to purchase 72,000 shares were outstanding during the period and were anti-dilutive because the strike price ($15.00) was greater than the average daily market price of the Company's common stock for the period ($4.15 and $4.59, respectively). Therefore, these options were excluded from Diluted EPS.

There are no differences between Basic EPS and Diluted EPS for the three months and six months ended June 30, 1998.

                             FOR THE THREE MONTHS ENDED                        FOR THE SIX MONTHS ENDED
                                   JUNE 30, 1998                                     JUNE 30, 1998
                           LOSS            SHARES     PER-SHARE            LOSS            SHARES       PER-SHARE
                        (NUMERATOR)    (DENOMINATOR)   AMOUNT           (NUMERATOR)     (DENOMINATOR)    AMOUNT

Basic EPS               $ (21,670,294)     20,050,473   $(1.08)         $ (13,140,641)      20,047,613    $ (0.66)

Diluted EPS             $ (21,670,294)     20,050,473   $(1.08)          $(13,140,641)      20,047,613    $ (0.66)


     As of June 30, 1998, the Company had deferred common stock totaling 350,000 shares outstanding. The receipt of the stock was contingent upon the holder's continued employment or service. The deferred common stock has been awarded and does not have an exercise or strike price. Such shares were not included in Diluted EPS as the Company had a loss from operations and including such amounts would be anti-dilutive.

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

8.   LONG-TERM STOCK INCENTIVE PLAN

     The Company has adopted a Long-Term Stock Incentive Plan for directors, executive officers and key employees (the "Incentive Plan"). The Incentive Plan authorizes the Compensation Committee of the Board of Directors to grant awards, including deferred stock, incentive stock options as defined under Section 422 of the Code ("ISOs") and options not so qualified ("NQSOs"). The Incentive Plan authorizes the granting of options or other awards for an aggregate of 2,066,666 shares of the Company's common stock.

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

                                                 FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                       JUNE 30, 1999                        JUNE 30, 1999
                                                 --------------------------            ------------------------

   Net earnings (loss) - as reported                  $   (1,086,105)                     $   (14,261,377)
   Net earnings (loss) - pro forma                    $   (1,091,865)                     $   (14,267,137)
   (Loss) earnings per share - as reported            $        (0.06)                     $         (0.80)
   (Loss) earnings per share - pro forma              $        (0.06)                     $         (0.80)

                                                 FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                       JUNE 30, 1998                        JUNE 30, 1998
                                                 --------------------------            ------------------------

   Net loss - as reported                             $  (21,670,294)                     $   (13,140,641)
   Net loss - pro forma                               $  (21,685,368)                     $   (13,170,789)
   Loss per share - as reported                       $        (1.08)                     $         (0.66)
   Loss per share - pro forma                         $        (1.08)                     $         (0.66)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the three months and six months ended June 30, 1999 and 1998: dividend yield of 11.47%; expected volatility of 18%; risk-free interest rate of 5.82%; and expected lives of ten years.

     The following table summarizes information about stock options outstanding as of June 30, 1999 and 1998:

                                                                 WEIGHTED
                                                                  AVERAGE       WEIGHTED
                            RANGE OF                             REMAINING       AVERAGE
                            EXERCISE          OPTIONS           CONTRACTUAL     EXERCISE
                             PRICES         OUTSTANDING         LIFE (YRS.)       PRICE

      June 30, 1999        $  15.00           72,000               8.3           $  15.00
      June 30, 1998        $  15.00          778,000               9.3           $  15.00

     The options become exercisable at the rate of 25% on each of January 2, 1998, January 2, 1999, January 2, 2000 and January 2, 2001, subject to the holder's continued employment or service. During the six months ended June 30, 1999, 148,000 stock options terminated.

     The compensation expense for the 400,000 shares of deferred stock outstanding as of June 30, 1998 will be amortized over a four-year period.

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

     The Company did not enter into any swaps during the six months ended June 30, 1999.

     As of June 30, 1998, the Company was a party to interest rate swaps with original notional amounts as stated below. Under these agreements, the Company received a floating rate and paid a fixed rate. These swaps were cancelable at the option of the Company on the fifth anniversary of their respective effective dates.

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
                                                                       --------------
                                                                       $ (28,720,000)
                                                                       ==============

     During the three months ended June 30, 1998, the Company entered into and terminated interest rate swaps with notional amounts totaling $140 million and incurred a realized loss of $1,897,968, which was included as a reduction of the gain on sale of securities in the statement of operations.

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

     For the three months and six months ended June 30, 1999, a net operating
(loss) as calculated for tax purposes ("NOL") is estimated at approximately $(1.09) million and $(14.27) million, respectively, or $(0.06) and $(0.80), respectively, per weighted average share. NOLs may be carried forward for 20 years. Taxable income was different from income (loss) as calculated according to generally accepted accounting principles ("GAAP income (loss)") as a result of differing treatment of unrealized gains and losses on securities transactions. For the year ended December 31, 1998, a NOL is estimated at approximately $(51.3) million, or $(2.65) per weighted average share.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 generally requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS No. 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company has not yet completed its evaluation of SFAS No. 133, and therefore, at this time, cannot predict what, if any, effect its adoption will have on the Company's financial condition or results of operations.

12.  SUBSEQUENT EVENTS

     As of July 31, 1999, the Company estimates that its net asset value per share was between $4.35 and $4.85 per share. As of that date, the Company estimates that its portfolio was comprised of approximately $121 million of Agency Certificates, $25 million of Subordinate Interests, $13 million of IOs, $5 million of Mortgage Loans and $6 million of other fixed-income assets.

                                    * * * * *

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

     The Company has been reducing its portfolio by selling certain securities and repaying borrowings in an attempt to reduce the portfolio's susceptibility to basis and interest rate risk and to create additional liquidity. As of June 30, 1999, the Company estimates that its net asset value per share was between $4.50 and $4.75 per share. During the six months ended June 30, 1999, the Company reduced its portfolio by approximately $587 million of Mortgage Assets, including approximately $496 million of Agency Certificates, at a loss of approximately $(11.7) million. In addition, in accordance with SFAS No. 115, an entity should recognize an other-than-temporary impairment when it intends to sell a specifically identified available-for-sale debt security at a loss shortly after the balance sheet date. The write-down for the impairment should be recognized in earnings in the period in which the decision is made. The Company reclassified an amount of approximately $1.08 million from unrealized loss to realized loss for securities sold in July 1999, as the decision to sell them was made in June 1999.

     Lehman Brothers Inc., as financial advisor to the Board of Directors of the Company, has been engaged to solicit offers to acquire the Company or all, or substantially all, of the Company's assets.

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

RECENT DEVELOPMENTS

     As of July 31, 1999, the Company estimates that its net asset value per share was between $4.35 and $4.85 per share. As of that date, the Company estimates that its portfolio was comprised of approximately $121 million of Agency Certificates, $25 million of Subordinate Interests, $13 million of IOs, $5 million of Mortgage Loans and $6 million of other fixed-income assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998

NET LOSS SUMMARY

     For the three months ended June 30, 1999, the Company had a net gain (loss) of $(1.09) million, or $(0.06) per weighted average share, compared to income before giving effect to charges relating to the permanent impairment of certain IOs of $6.9 million, or $0.35 per weighted average share for the three months ended June 30, 1998. After giving effect to the impairment charges of $(28.6) million, or $(1.43) per weighted average share, the Company had a net loss of $(21.7) million, or $(1.08) per weighted average share for the three months ended June 30, 1998. The weighted average number of shares of common stock outstanding for the three months ended June 30, 1999 and 1998 were 17,775,914 and 20,050,473, respectively. No dividends were declared during the three months ended June 30, 1999. Dividends declared per share were $0.38 per weighted average share, $7.6 million in total, for the three months ended June 30, 1998. Return on average equity was (1.35%) and (8.00)% on an unannualized basis (after giving effect to the impairment charges) for the three months ended June 30, 1999 and 1998, respectively.

     For the six months ended June 30, 1999, the Company had a net loss of $(14.26) million, or $(0.80) per weighted average share, compared to income before giving effect to charges relating to the permanent impairment of certain IOs of $15.5 million, or $0.77 per weighted average share for the six months ended June 30, 1998. After giving effect to the impairment, the Company had a net loss of $(13.1) million, or $(0.66) per weighted average share for the six months ended June 30, 1998. The weighted average number of shares of common stock outstanding for the six months ended June 30, 1999 and 1998 were 17,791,327 and 20,047,613, respectively. Dividends declared per share were $2.00 and $0.81 per weighted average share, and $35.61 million and $16.2 million in total, for the six months ended June 30, 1999 and 1998, respectively. Return on average equity was (14.09%) and (4.79)% on an unannualized basis (after giving effect to the impairment charges) for the six months ended June 30, 1999 and 1998, respectively.

     For the three months and six months ended June 30, 1999, the Company sold securities with an aggregate historical amortized cost of $276 million and $587 million, respectively, for a net loss of $(2.56) million and $(11.7) million, respectively, compared to sales of $880.9 million and $2266.75 million, respectively, of securities for an aggregate gain of $0.51 million and $1.3 million, respectively, for the three months and six months ended June 30, 1998. In addition, in accordance with SFAS No. 115, an entity should recognize an other-than-temporary impairment when it intends to sell a specifically identified available-for-sale debt security at a loss shortly after the balance sheet date. The write-down for the impairment should be recognized in earnings in the period in which the decision is made. The Company reclassified an amount of approximately $1.08 million from unrealized loss to realized loss for securities sold in July 1999, as the decision to sell them was made in June 1999.

     During the second quarter of 1998, the Company's net income (before giving effect to the impairment charges) declined as a result of a reduction in the income from its Mortgage Securities due to the effect of increasing prepayments. The Company, based on its then-current estimates of future prepayments and the shape of the yield curve, wrote down (took an impairment charge of $28.6 million on) its floating-rate IOs which had amortized cost greater than their market value. As of June 30, 1998, all of the Company's floating-rate IOs were written down to their estimated fair market value, and such writedown is reflected in the Company's statement of operations. This writedown reduced GAAP income by $(28.6) million, or $(1.43) per weighted average share. This writedown did not affect the Company's taxable income or total stockholders' equity.

     The realized gains (losses) during the three months ended June 30, 1999 were approximately $(3.7) million, or $(0.21) per weighted average share, compared to a gain of approximately $0.51 million, or $0.03 per weighted average share for the three months ended June 30, 1998. Excluding realized gains and losses, the Company's income for the three months ended June 30, 1999 was approximately $2.57 million, or $0.14 per weighted average share, compared to approximately $6.44 million, or $0.32 per weighted average share for the three months ended June 30, 1998 (excluding impairment loss on interest-only securities). The realized losses during the six months ended June 30, 1999 were approximately $(21.2) million, or $(1.19) per weighted average share, compared to a gain of approximately $1.3 million, or $0.06 per weighted average share for the six months ended June 30, 1998 (excluding impairment loss on interest-only securities). Excluding realized gains and losses, the Company's income for the six months ended June 30, 1999 was approximately $6.96 million, or $0.39 per weighted average share, compared to approximately $14.21 million, or $0.71 per weighted average share for the six months ended June 30, 1998 (excluding impairment loss on interest-only securities). This reduction of income for the three months and six months ended June 30, 1999 compared to the three months and six months ended June 30, 1998 is consistent with the Company's substantially reduced investment portfolio.

TAXABLE INCOME (LOSS) AND GAAP INCOME (LOSS)

     For the three months and six months ended June 30, 1999, a NOL is estimated at approximately $(1.09) million and $(14.2) million, respectively, or $(0.06) and $(0.80), respectively, per weighted average share. NOLs may be carried forward for 20 years. Taxable income (loss) was different from GAAP income
(loss) as a result of differing treatment of unrealized gains and losses on securities transactions. For the year ended December 31, 1998, a NOL is estimated at approximately $(51.3) million, or $(2.65) per weighted average share.

     For the three months ended June 30, 1998, taxable income was estimated at approximately $6.1 million or $0.30 per weighted average share. For the six months ended June 30,1998, taxable income was estimated at approximately $14.4 million or $0.72 per weighted average share. Taxable income was different from GAAP income as a result of differing treatments of premium and discount amortization and permanent impairment writedowns on IOs.

     Taxable income (loss) and GAAP income (loss) could differ for numerous reasons. For example, the Company may take credit provisions which would affect GAAP income whereas only actual credit losses are deducted in calculating taxable income. In addition, general and administrative expenses may differ due to differing treatment of leasehold amortization, certain stock option expenses and other items. As of June 30, 1999 and 1998, the Company had not taken credit provisions because 69% and 91%, respectively, of the Company's investments were Agency Certificates.

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

INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

     The Company had average earning assets of $470 million and $657 million for the three months and six months ended June 30, 1999, respectively, compared to average earning assets of $3,765.6 million and $3,642.3 million for the three months and six months ended June 30, 1998, respectively. The table below shows, for the three months and six months ended June 30, 1999 and 1998, the Company's average balance of cash equivalents, loans and securities, the yields earned on each type of earning asset, the yield on average earning assets and interest income.

                                             AVERAGE EARNING ASSET YIELD
                                               (dollars in thousands)

                                                                                             Yield on    Yield on
                                                          Average                Yield on     Average    Average
                                             Average      Amortized    Average     Average    Amortized   Interest
                                               Cash        Cost of     Earning      Cash       Cost of    Earning   Interest
                                            Equivalents  Securities    Assets    Equivalents Securities    Assets    Income

For the three  months  ended June 30, 1999  $  38,888    $  322,735  $  361,623    5.06%        8.17%      7.84%    $  7,166
For the three  months  ended June 30, 1998  $  57,059    $3,708,502  $3,765,561    5.82%        6.72%      6.71%    $ 59,675

For the six  months  ended  June  30, 1999  $  38,803    $  571,047  $  609,850    5.07%        7.73%      7.56%    $ 23,185
For the six  months  ended  June  30, 1998  $  66,135    $3,576,170  $3,642,305    5.82%        6.72%      6.70%    $114,823

INTEREST EXPENSE AND THE COST OF FUNDS

     For the three months ended June 30, 1999 and 1998, the Company had average borrowed funds of $288.6 million and $3,539.1 million, respectively, and total interest expense of $3.8 and $51.1 million, respectively, with an average cost of funds of 5.21% and 5.72%, respectively. For the six months ended June 30, 1999 and 1998, the Company had average borrowed funds of $502.2 million and $3,377.7 million, respectively, and total interest expense of $14.0 and $96.3 million, respectively, with an average cost of funds of 5.53% and 5.67%, respectively. The Company believes that its largest expense is usually the cost of borrowed funds. Interest expense is calculated in the same manner for tax and GAAP purposes.

     The Company expects that changes in the Company's cost of funds will closely correlate with changes in one-month LIBOR, although the Company may choose to extend the maturity of its liabilities at any time, subject to the lender's consent. The Company's average cost of funds was 0.25% above one-month LIBOR for the three months ended June 30, 1999 compared to 0.06% above one-month LIBOR for the three months ended June 30, 1998 and was 0.58% above one-month LIBOR for the six months ended June 30, 1999 compared to 0.02% above one-month LIBOR for the six months ended June 30, 1998. The Company generally has structured its borrowings to adjust with one-month LIBOR. During the three months ended June 30, 1999, average one-month LIBOR, which was 4.961%, was 4.45% lower than average six-month LIBOR, which was 5.192%. During the three months ended June 30, 1998, average one-month LIBOR, which was 5.66%, was 0.09% lower than average six month LIBOR, which was 5.75%. The increase in the Company's average cost of funds relative to LIBOR in the second quarter of 1999 compared to the second quarter of 1998 was due primarily to (a) the reduced availability of funds for the Company and (b) the Company's portfolio during the second quarter of 1999 compared to the second quarter of 1998 containing a greater percentage of less liquid securities which finance at higher spreads.

     The table below shows, for the three months and six months ended June 30, 1999 and 1998, the Company's average borrowed funds and average cost of funds compared to average one and six-month LIBOR.

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
                                      Borrowed     Interest    Cost of   One-Month   Six-Month   Six-Month   One-Month   Six-Month
                                        Funds       Expense     Funds      LIBOR       LIBOR       LIBOR       LIBOR       LIBOR


For the three  months ended
  June 30, 1999                    $   288,615    $   3,802     5.21%      4.961%     5.192%      (0.23)%     0.25%        0.02%
For the three  months ended
  June 30, 1998                    $ 3,539,147    $  51,136     5.72%      5.66%      5.75%       (0.09)%     0.06%       (0.03)%

For the six months ended
  June 30, 1999                    $   502,252    $  13,976     5.53%      4.957%     5.119%      (0.16)%     0.58%        0.09%
For the six months ended
  June 30, 1998                    $ 3,377,684    $  96,279     5.67%      5.65%      5.71%       (0.06)%     0.02%       (0.04)%

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

INTEREST RATE SWAPS

     The Company did not enter into any swaps during the six months ended June 30, 1999.

     During the three months and six months ended June 30, 1998, the Company had outstanding the interest rate swaps with original notional amounts stated below. Under these agreements, the Company received a floating rate and pays a fixed rate. As part of its asset/liability management process, the Company entered into interest rate agreements such as interest rate caps, floors and swaps. The agreements were entered into to reduce interest rate risk and were designed to provide income and capital appreciation to the Company in the event of certain changes in interest rates.

                                  INTEREST RATE SWAP TERMS
                                   (dollars in thousands)

                                                                      Average
                                             Notional      Fixed     Floating          Net
                                              Amount       Rate        Rate            Loss

For the three months ended June 30, 1998     $1,035,000    7.40%       5.66%      $     (4,460)
For the six months ended June 30, 1998       $1,035,000    7.40%       5.65%      $     (8,455)


     During the three months ended June 30, 1998, the Company entered into and terminated interest rate swaps with notional amounts totaling $140 million and incurred a realized loss of $(1.9) million, which is included as a reduction of the gain on sale of securities in the statement of operations.

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

NET INTEREST INCOME

     Net interest income, which equals interest income less interest expense, totaled $3.4 million for the three months ended June 30, 1999 compared to $8.5 million for the three months ended June 30, 1998. Net interest income totaled $9.2 million for the six months ended June 30, 1999 compared to $18.5 million for the six months ended June 30, 1998. Net interest rate spread, which equals the yield on the Company's interest earning assets (excluding cash) less the average cost of funds for the period was 2.63% and 2.06% for the three months and six months ended June 30, 1999, respectively, compared to 1.00% and 1.05%% for the three months and six months ended June 30, 1998, respectively. The decrease in net interest income for the three months and six months ended June 30, 1999 compared to the three months and six months ended June 30, 1998 was due to the Company's substantially reduced investment portfolio. The net interest rate spread increased for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 due to the mix of Mortgage Assets in the Company's investment portfolio, which contained a greater percentage of less liquid securities which finance at higher spreads for the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

     The table below shows interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the three months and six months ended June 30, 1999 and 1998.

                                                NET INTEREST INCOME
                                              (dollars in thousands)

                                                              Net Income           Yield on
                Average     Interest              Interest       on                Average    Average
                Amortized   Income on  Average     Income    Contractual Total     Interest   Balance of            Average    Net
                 Cost of     Invest-     Cash       on Cash     Commit-  Interest  Earning    Repurchase  Interest  Cost of Interest
                Securities  ments     Equivalent Equivalents    ments    Income    Assets     Agreements  Expense    Funds    Income

For the three
months ended
June 30,
1999            $  322,736  $ 6,669   $38,888    $    497    $    --     $ 7,166    7.84%    $   28,615   $ 3,801  5.21%   $ 3,365
For the three
months ended
June 30,
1998            $3,708,502  $62,975   $57,059    $  1,160    $ (4,460)   $59,675    6.71%    $3,539,147   $51,136  5.72%   $ 8,539

For the six
months ended
June 30,
1999              $571,047  $23,185   $38,803   $    988     $     --    $23,185    7.56%    $  502,252   $13,976    5.53% $ 9,209
For the six
months ended
June 30,
1998            $3,576,170 $120,855   $66,135   $  2,423     $ (8,455)  $114,823    6.70%    $3,377,684 $96,279      5.67% $18,544

CREDIT CONSIDERATIONS

     The Company has not experienced credit losses on its investment portfolio to date, but losses may be experienced in the future. At June 30, 1999 and 1998, the Company had limited its exposure to credit losses on its portfolio by holding 69% and 91% of its investments in Agency Certificates.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses ("operating expense" or "G&A expense") were $0.80 million and $2.25 million for the three months and six months ended June 30, 1999, respectively, consisting of fees paid to the Former Manager of $0 and $500,000, fees paid to BlackRock Financial Management, Inc. ("BlackRock") of $375,000 and $750,000 and professional and other miscellaneous fees. G&A expense were $2,102,483 and $4,332,310 for the three months and six months ended June 30, 1998, respectively, consisting of management fees paid to the Former Manager of $694,113 and $1,399,743, incentive fees paid to the Former Manager of $497,493 and $1,449,002 and professional and other miscellaneous fees. There were no differences in the calculation of G&A expense for taxable and GAAP income purposes. The "Efficiency Ratio" is the G&A expense divided by the net interest income.

                               G&A EXPENSE RATIOS
                             (dollars in thousands)

                                                                                              Total G&A    Total G&A
                                                                                               Expense/    Expense/
                                                    Deferred              Other      Total     Average      Average    Efficiency
                                Management Incentive  Stock   Consulting    G&A       G&A       Assets      Equity       Ratio
                                   Fee       Fee     Expense     Fee     Expense    Expense  (Annualized) (Annualized)(Annualized)

For the three months ended
  June 30, 1999                  $    --   $   --    $  --     $ 375    $  421    $   796       0.68%       3.96%       23.66%
For the three months ended
  June 30, 1998                  $   694   $  497    $ 406     $  --    $  505    $ 2,102       0.22%       3.11%       26.55%

For the six months ended
  June 30, 1999                  $   500   $   --    $  91     $ 750    $  905    $ 2,246       0.68%       4.44%       24.39
For the six months ended
  June 30, 1998                  $ 1,400   $1,449    $ 772     $  --    $  711    $ 4,332       0.22%       3.19%       24.17%

NET (LOSS) INCOME AND RETURN ON AVERAGE EQUITY

     Net losses were $(1.09) million and $(14.26) million for the three months and six months ended June 30, 1999, respectively, compared to net losses of $(21.7) million and $(13.1) million for the three months and six months ended June 30, 1998, respectively. Return on average equity, on an unannualized basis, for the three months and six months ended June 30, 1999 was (1.35)% and (14.09)%, respectively, compared to (8.00)% and (4.79)% for the three months and six months ended June 30, 1998, respectively.

     The table below shows, on an unannualized basis, for the three months and six months ended June 30, 1999 and 1998 the Company's net interest income, gain
(loss) on sale of securities and G&A expense each as a percentage of average equity, and the return on average equity.

                                      COMPONENTS OF RETURN ON AVERAGE EQUITY

                                           Net Interest     Gain (Loss) on       Impairment Loss
                                          Income/Average   Sale of Securities/   on Interest-Only      G&A Expense/     Return on
                                              Equity         Average Equity        Securities        Average Equity   Average Equity
For the three months ended June 30, 1999       4.19%             4.55%                --              0.99%          (1.35)%
For the three months ended June 30, 1998       3.15%             0.19%             (10.57)%           0.77%          (8.00)%

For the six months ended June 30, 1999         9.10%           (20.96)%               --              2.22%         (14.09)%
For the six months ended June 30, 1998         6.76%             0.46%             (10.44)%           1.57%          (4.79)%


DISTRIBUTIONS AND TAXABLE INCOME

     The Company has elected to be taxed as a REIT under the Code. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of securities. For the three months and six months ended June 30, 1999, the Company estimated that it had no taxable income. For the three months and six months ended June 30, 1999, the Company made distributions of 35.6 million. For the six months ended June 30, 1998, dividend declarations exceeded estimated taxable income by approximately $1.8 million, or $0.09 per share, based on the weighted average number of shares of common stock outstanding during the period.

FINANCIAL CONDITION

     INVESTMENTS

     As of June 30, 1999 and December 31, 1998, the Company's portfolio consisted of:


                                                  AS OF JUNE 30, 1999                          AS OF DECEMBER 31, 1998
                                                  -------------------                          -----------------------
                                            Dollar Amount                              Dollar Amount
            SECURITIES                      (IN MILLIONS)          PERCENTAGE          (IN MILLIONS)             PERCENTAGE
            ----------                      -------------          ----------          -------------             ----------
Agency Certificates...........                   125                 69%            $   681                      82%
Subordinate Interests.........                    32                 18%                 73                       9%
IOs...........................                    13                  7%                 26                       3%
CMOs..........................                    --                  --                 25                       3%
Mortgage Loans................                     5                  3%                  8                       1%
Other fixed-income assets.....                     6                  3%                 13                       2%
                                        ================== ==================== ===================== ===================
   Total......................                   181                100%            $   826                     100%
                                        ================== ==================== ===================== ===================

     The Company reduced its portfolio of Mortgage Assets during the six months ended June 30, 1999 in an attempt to reduce the portfolio's susceptibility to basis and interest rate risk and to create additional liquidity.

     Discount balances are accreted as an increase in interest income over the life of discount investments and premium balances are amortized as a decrease in interest income over the life of premium investments. At June 30, 1999 and December 31, 1998, the Company had on its balance sheet (excluding IOs) $25.61 million and $32.7 million, respectively, total unamortized discount (which is the difference between the remaining principal value and the current historical amortized cost of investments acquired at a price below principal value) and $0.9 million and $5.0 million, respectively, unamortized premium (which is the difference between the remaining principal amount and the current historical amortized cost of investments acquired at a price above principal value). The Company also had $103 million unamortized discount on IOs at June 30, 1999 compared to $26.8 million unamortized premium at December 31, 1998.

     Mortgage principal repayments received were $56.4 million for the six months ended June 30, 1999. Given the Company's current portfolio composition, if mortgage principal repayment rates increase over the life of the Mortgage Securities comprising the current portfolio, all other factors being equal, the Company's net interest income should decrease during the life of such Mortgage Securities as the Company will be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates decrease over the life of such Mortgage Securities, all other factors being equal, the Company's net interest income should increase during the life of such Mortgage Securities as the Company will amortize its net premium balance over a longer time.

     The tables below summarize the Company's investments at June 30, 1999 and December 31, 1998.

                                      SECURITIES (EXCLUDING IOs)
                                        (dollars in thousands)

                                                                   Amortized                   Estimated      Weighted
                                                                    Cost to                    Fair Value      Average
                            Principal      Net       Amortized     Principal      Estimated   to Principal      Life
                             Amount      Discount       Cost        Amount       Fair Value      Amount        (Years)

June 30, 1999              $   206,368   $ (25,611)    $ 181,507    87.95%        $ 162,466      78.73%         9.0
December 31, 1998          $   833,299   $ (27,644)    $ 805,654    96.68%        $ 791,221      94.95%         7.1

                                            MORTGAGE LOANS
                                        (dollars in thousands)

                                                                   Amortized                   Estimated      Weighted
                                                                    Cost to                    Fair Value      Average
                            Principal      Net       Amortized     Principal      Estimated   to Principal      Life
                             Amount      Discount       Cost        Amount       Fair Value      Amount        (Years)


June 30, 1999              $    5,259    $     213    $   5,472    104.05%       $   5,472      104.05%          3.1
December 31, 1998          $    8,151    $     267    $   8,417    103.27%       $   8,417      103.27%          2.6

     At June 30, 1999, the Company had borrowing outstanding from three lenders compared to eight lenders at December 31, 1998. Such borrowings are generally short-term (7-day or 30-day terms) and may not be renewed by the lender at its discretion.

                                             IO SECURITIES
                                        (dollars in thousands)

                                                                   Amortized                 Estimated   Weighted
                                           Net                      Cost to                 Fair Value    Average
                            Notional     Premium     Amortized     Notional     Estimated   to Notional    Life
                             Amount     (Discount)    Cost (1)      Amount      Fair Value    Amount      (Years)

June 30, 1999              $   107,953   $(103,271)   $   4,683     4.34%        $ 12,819       11.87%      6.0
December 31, 1998          $   454,690   $(427,909)   $  26,781     5.89%        $ 26,468        5.82%      7.1

-------------------
(1) After provision for impairment.

     The table below shows unrealized gains and losses on the securities in the Company's portfolio at June 30, 1999 and December 31, 1998.

                                            UNREALIZED GAINS AND LOSSES
                                              (dollars in thousands)

                                                                               AT JUNE 30, 1999           AT DECEMBER 31, 1998
                                                                               ----------------           --------------------
Unrealized Gain                                                                  $       8,137               $     12,182
Unrealized Loss                                                                        (19,041)                   (26,928)
Net Unrealized Loss                                                                    (10,904)                   (14,746)
Net Unrealized Loss as % of  Investments Principal/Notional Amount                      (3.41)%                    (1.14)%
Net Unrealized Loss as % of Investments Amortized Cost                                  (5.69)%                    (1.75)%

     The following table sets forth a schedule of Pass-Through Certificates and Mortgage Loans owned by the Company at June 30, 1999 and December 31, 1998 classified by issuer and by ratings categories.

    PASS-THROUGH CERTIFICATES AND MORTGAGE LOANS BY ISSUER AND CREDIT RATING
                             (dollars in thousands)

                                                   AT JUNE 30, 1999                       AT DECEMBER 31, 1998
                                          CARRYING VALUE       PORTFOLIO MIX      CARRYING VALUE       PORTFOLIO MIX

Agency Certificates..............           $ 124,391                69%             $   680,730             83%
Privately Issued Certificates:
   AAA/Aaa Rating................                  --                 --                  --                 --
   AA/Aa Rating..................                  --                 --                  --                 --
   A Rating......................                  --                 --                   7,596              1%
   BBB/Baa Rating................               5,280                 3%                  17,791              2%
   BB/Ba Rating and Other........              38,267                21%                  85,105             10%
IOs..............................              12,819                 7%                  26,468              3%
Mortgage Loans...................                  --                 --                   8,417              1%
                                            ---------        -----------             -----------    ------------
              Total..............           $ 180,757               100%             $   826,107            100%
                                            =========        ===========             ===========    ============

     The following tables set forth information about the Company's portfolio of Subordinate Interests, IOs, CMOs, and other fixed-income assets as of June 30, 1999 and December 31, 1998.

                                              SUBORDINATE INTERESTS
                                              (dollars in thousands)

                                                                 MARKET VALUE AT
                  DESCRIPTION                     JUNE 30, 1999             DECEMBER 31, 1998
                  Commercial                     $     10,597                 $      45,292
                  Residential                          21,113                        27,337

                                                  IO SECURITIES
                                              (dollars in thousands)

                                                                     MARKET VALUE AT
                  DESCRIPTION          COUPON            JUNE 30, 1999         DECEMBER 31, 1998
                  Commercial           Fixed              $     --             $     16,140
                  Residential          Floating              12,819                  10,328

                                                       CMOs
                                              (dollars in thousands)

                                                                     MARKET VALUE AT
                  DESCRIPTION          RATING            JUNE 30, 1999         DECEMBER 31, 1998
                  -----------          ------            -------------         -----------------
                  Residential          BBB                $       --            $    17,792
                  Residential          A                          --                  7,596

                                            OTHER FIXED-INCOME ASSETS
                                              (dollars in thousands)

                                                                     MARKET VALUE AT
                  DESCRIPTION                            JUNE 30, 1999         DECEMBER 31, 1998
                  CBO/CLO                                  $     6,365            $      12,478

BORROWINGS

     To date, the Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's investments. These borrowings appear on the balance sheet as repurchase agreements. Substantially all of the Company's investments are currently accepted as collateral for such borrowings. The Company has not established, and currently does not intend to establish, permanent lines of credit. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company's financing objectives. At June 30, 1999, the Company had borrowings outstanding from three lenders, compared to eight lenders at December 31, 1998. Such borrowings are generally short-term (7-day or 30-day terms) and may not be renewed by the lender at its discretion. Certain lenders have reduced the funds made available to the Company for pledges of certain less liquid securities.

     For the six months ended June 30, 1999, the term to maturity of the Company's borrowings has ranged from one day to 4.2 years, with a weighted average remaining maturity of 28 days at June 30, 1999. At June 30, 1999, the Company had outstanding $217 million of repurchase agreements. At June 30, 1999, the weighted average cost of funds for all of the Company's borrowings was 5.14% and investments actually pledged had an estimated fair value of $229 million.

     On March 29, 1999, to improve its liquidity, the Company terminated a repurchase agreement with a broker-dealer with respect to $500 million of the Company's Agency Certificates and recognized a loss of approximately $(8.5) million.

     For the year ended December 31, 1998, the term to maturity of the Company's borrowings has ranged from one day to five years, with a weighted average remaining maturity of 2.77 years at December 31, 1998. At December 31, 1998, the Company had outstanding $742.4 million of repurchase agreements. Approximately $242.4 million of the Company's borrowings have a cost of funds which adjusts monthly based on a fixed spread over or under one-month LIBOR. At December 31, 1998, the weighted average cost of funds for all of the Company's borrowings was 5.94% and investments actually pledged had an estimated fair value of $854.8 million.

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

     During 1998, events in the financial markets (including the dislocation in the market for fixed-income securities, the tightening of credit available for investment in securities and the decrease in value of mortgage securities due to prepayment risk) had an adverse effect on the Company's ability to borrow funds and may continue to have such an effect. To address concerns with respect to possible decreased liquidity, the Company has reduced its portfolio and sold securities. During the six months ended June 30, 1999, the Company sold approximately $587 million of Mortgage Assets, including approximately $496 million of Agency Certificates.

     The availability of financing for the Company's portfolio has been stable during the first two quarters of 1999. This is in sharp contrast to the third and fourth quarters of 1998, which saw a significant decline in the availability of financing. While financing is not as easily available as it was in early 1998, the Company believes it can adequately finance its portfolio given current market conditions.

     In June 1998, the Board of Directors increased the amount of Common Stock authorized to be repurchased under the Company's stock repurchase program to $30 million. Pursuant to the repurchase program, during the six months ended June 30, 1999, the Company has used the proceeds of sales of, and payments from, its portfolio securities to repurchase 85,100 shares of Common Stock for $306,060 in open market transactions. Such purchases were made at a weighted average price per share of $3.56 (excluding commission costs). As of December 31, 1998, the Company had repurchased 2,300,466 shares of Common Stock for $19.3 million in open market transactions. Such purchases were made at a weighted average price per share of $8.41 (excluding commission costs). The repurchased shares have been returned to the Company's authorized but unissued shares of Common Stock as treasury shares.

STOCKHOLDERS' EQUITY

     The Company uses "available-for-sale" treatment for its securities; these assets are carried on the balance sheet at estimated market value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at June 30, 1999 was $82.5 million, or $4.65 per share, compared to $127.6 million, or $7.17 per share, at December 31, 1998. If the Company had used historical amortized cost accounting, the Company's equity base at June 30, 1999 would have been $94.5 million, or $5.33 per share compared to $142.3 million, or $7.99 per share, at December 31, 1998.

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

     Unrealized changes in the estimated net market value of securities have one direct effect on the Company's potential earnings and dividends: positive mark-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes in the net market value of the Company's securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Accumulated Other Comprehensive Income (Loss)" was $(9.8) million, or (5.11)% of the amortized cost of securities at June 30, 1999 and $(14.7) million, or (1.75)% of the amortized cost of securities at December 31, 1998.

     In accordance with SFAS No. 115, an entity should recognize an other-than-temporary impairment when it intends to sell a specifically identified available-for-sale debt security at a loss shortly after the balance sheet date. The write-down for the impairment should be recognized in earnings in the period in which the decision is made. The Company reclassified an amount of approximately $1.08 million from unrealized loss to realized loss for securities sold in July 1999, as the decision to sell them was made in June 1999.

     The table below shows the Company's equity capital base as reported and on a historical amortized cost basis at June 30, 1999 and at December 31, 1998. The historical cost equity basis is influenced by issuances of Common Stock, the level of GAAP earnings as compared to dividends declared, and other factors. The GAAP reported equity base is influenced by these factors plus changes in the "Accumulated Other Comprehensive Income (Loss)" account.

                                              STOCKHOLDERS' EQUITY
                                 (dollars in thousands, except per share data)

                                                        Net Unrealized      GAAP       Historical      GAAP
                                           Historical      Losses on      Reported     Amortized     Reported
                                           Amortized        Assets         Equity         Cost        Equity
                                          Cost Equity      Available        Base         Equity     (Book Value
                                              Base          for Sale    (Book Value)   Per Share    Per Share)

At June 30, 1999                            $ 94,456       $(11,978)      $ 82,478       $5.33         $4.65
At December 31, 1998                        $142,303       $(14,746)      $127,557       $7.99         $7.17

CAPITAL AND LEVERAGE STRATEGIES

     The Company's operations are leveraged approximately 3.6 to 1 at June 30, 1999 compared to 6.9 to 1 at December 31, 1998. At June 30, 1999, the Company's equity-to-assets ratio was 27.4%, and has ranged from a high of approximately 27.4% to a low of approximately 4.1% during the past 12 months. Initially, the Company financed its acquisition of Mortgage Assets through proceeds of its initial public offering and several concurrent private placements, and currently finances any acquisitions primarily by borrowing against or "leveraging" its existing portfolio and using the proceeds to acquire additional Mortgage Assets. The Company's target for its equity-to-assets ratio depends on market conditions and other relevant factors.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 generally requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS No. 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company has not yet completed its evaluation of SFAS No. 133, and therefore, at this time, cannot predict what, if any, effect its adoption will have on the Company's financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of interest rates can affect the Company's net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities, by affecting the spread between the Company's interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, the value of the Company's Mortgage Securities and its ability to realize gains from the sale of such assets.

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

     The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as interest-earning assets net of interest-bearing liabilities. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 1999 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.


                           PROJECTED PERCENTAGE CHANGE IN
CHANGE IN INTEREST RATE          NET INTEREST INCOME         NET PORTFOLIO VALUE

- 400 Basis Points                   (25%)                        (1%)
- 300 Basis Points                   (32%)                        (4%)
- 200 Basis Points                   (24%)                        (2%)
- 100 Basis Points                   (14%)                         0%
Base Interest Rate                     0%                          0%
+ 100 Basis Points                     3%                         (2%)
+ 200 Basis Points                     4%                         (6%)
+ 300 Basis Points                     2%                         (11%)
+ 400 Basis Points                    (7%)                        (18%)

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

     The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at June 30, 1999. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) floating-rate securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and (ii) fixed-rate Mortgage Assets reflect estimated prepayments, which were estimated based on analyses of broker estimates. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                              June 30, 1999
                                                                              More than 1
                                                   Within 3      4 to 12      Year to 3      3 Years
                                                    Months        Months        Years        and Over       Total
                                                                       (dollars in thousands)

Rate-Sensitive Assets:
   Mortgage Assets..........................         51,937         5,317         5,472         237,708       300,434

Rate-Sensitive Liabilities:
   Repurchase agreements....................        218,049             0             0               0       218,049

Interest rate sensitivity gap...............       (166,112)        5,317         5,472         237,708

Cumulative interest rate sensitivity gap....       (166,112)     (160,795)     (155,323)         82,385

  Cumulative interest rate sensitivity gap as
a percentage of total rate-sensitive assets.          (55%)        (54%)         (52%)              27%

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings

     At June 30, 1999, there were no legal proceedings to which the Company was a party or of which any of its properties were subject.

Item 2.  Changes in Securities and Use of Proceeds

     Not applicable.

Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on June 24, 1999. The following matters were voted on at the Annual Meeting:

     (1) ELECTION OF DIRECTOR. The following person was elected as a director:

                                                 NUMBER OF SHARES
                                                       Voted against
            NAME                       VOTED FOR         OR WITHHELD
    ------------------------         -------------    ----------------
      Frederick N. Khedouri           14,742,099          177,238

     Of the remaining three board members, two will stand for election in 2000 and the remaining one will stand for election in 2001.

     (2) APPOINTMENT OF INDEPENDENT AUDITORS. The stockholders approved the appointment of Deloitte & Touche LLP as independent auditors for the Company for the year 1999. There were 14,839,471 shares voted for approval; 72,725 shares voted against and 7,141 abstained.

Item 5.   Other Information

     As of July 31, 1999, the Company estimates that its net asset value per share was between $4.35 and $4.85 per share. As of that date, the Company estimates that its portfolio was comprised of approximately $121 million of Agency Certificates, $25 million of Subordinate Interests, $13 million of IOs, $5 million of Mortgage Loans and $6 million other fixed-income assets.

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


                                    LASER MORTGAGE MANAGEMENT, INC.



Dated:   August 16, 1999            By:  /S/ ROBERT J. GARTNER
                                         ---------------------
                                    Robert J. Gartner
                                    Vice President
                                    (principal accounting officer)
                                    (authorized officer of registrant)

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