Form 10-Q/A
period 1999-06-30
LASER MORTGAGE MANAGEMENT INC
filed 1999-08-24
CIK 1046099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

Yes  X    No ____

          Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date: 17,733,183 shares of common stock, $0.001 par value, outstanding as of August 11, 1999.

          This Form 10-Q/A is being filed to clarify statements made in the Company's Form 10-Q for the quarter ended June 30, 1999.

          1. In Notes to Financial Statements, Note 10, the second paragraph is hereby amended in its entirety to read as follows:

          For the three months and six months ended June 30, 1999, a net operating gain (loss) as calculated for tax purposes is estimated at approximately $(1.09) million and $(14.26) million, respectively, or $(0.06) and $(0.80), respectively, per weighted average share. Net operating losses ("NOLs") may be carried forward for 20 years. Taxable income (loss) requires an annual calculation; consequently, for the year ended December 31, 1999, taxable income
(loss) may be different from net income (loss) as calculated according to generally accepted accounting principles ("GAAP income (loss)") as a result of differing treatment of unrealized gains and losses on securities transactions. For the Company's tax purposes, unrealized gains (losses) will be recognized at the end of the year and will be aggregated with operating gains (losses) to produce total taxable income (loss) for the year. For the three months and six months ended June 30, 1999, the Company had unrealized gains of approximately $4.71 million and $4.91 million, respectively. For the year ended December 31, 1998, a NOL is estimated at approximately $(51.3) million, or $(2.65) per weighted average share.

          2. In Management's Discussion and Analysis of Financial Condition and Results of Operations, the first paragraph of "Taxable Income (Loss) and GAAP Income (Loss)" is hereby amended in its entirety to read as follows:

          For the three months and six months ended June 30, 1999, a net operating gain (loss) is estimated at approximately $(1.09) million and $(14.26) million, respectively, or $(0.06) and $(0.80), respectively, per weighted average share. NOLs may be carried forward for 20 years. Taxable income (loss) requires an annual calculation; consequently, for the year ended December 31, 1999, taxable income (loss) may be different from GAAP income (loss) as a result of differing treatment of unrealized gains and losses on securities transactions. For the Company's tax purposes, unrealized gains (losses) will be recognized at the end of the year and will be aggregated with operating gains (losses) to produce total taxable income (loss) for the year. For the three months and six months ended June 30, 1999, the Company had unrealized gains of approximately $4.71 million and $4.91 million, respectively. For the year ended December 31, 1998, a NOL is estimated at approximately $(51.3) million, or $(2.65) per weighted average share.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LASER MORTGAGE MANAGEMENT, INC.


Dated:   August 24, 1999            By: FREDERICK N. KHEDOURI
                                       --------------------------
                                       Frederick N. Khedouri
                                       President
                                      (authorized officer of registrant)