Form 10-Q
period 1999-09-30
LASER MORTGAGE MANAGEMENT INC
filed 1999-11-15
CIK 1046099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 1999

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


                               65 EAST 55TH STREET
                            NEW YORK, NEW YORK 10022
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 758-6200
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes  X      No
    ---        ---

          Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date: 14,860,583 shares of common stock, $0.001 par value, outstanding as of November 8, 1999

                         LASER MORTGAGE MANAGEMENT, INC.


                                    FORM 10-Q

                                      INDEX


PART I.   FINANCIAL INFORMATION...............................................3

     Item 1. Financial Statements.............................................3

             Balance Sheet at September 30, 1999 (Unaudited) and
             December 31, 1998................................................3

             Statement of Operations (Unaudited) for the Three Months
             and Nine Months Ended September 30, 1999 and
             September 30, 1998...............................................4

             Statement of Stockholders' Equity (Unaudited) for the
             Nine Months Ended September 30, 1999.............................5

             Statement of Cash Flows (Unaudited) for the Three Months
             and Nine Months Ended September 30, 1999 and
             September 30, 1998...............................................6

             Notes to Financial Statements....................................7

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................18

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.......32

PART II. OTHER INFORMATION...................................................34

     Item 1.  Legal Proceedings..............................................34

     Item 2.  Changes in Securities and Use of Proceeds......................34

     Item 3.  Defaults Upon Senior Securities................................34

     Item 4.  Submission of Matters to a Vote of Security Holders............34

     Item 5.  Other Information..............................................34

     Item 6.  Exhibits and Reports on Form 8-K...............................34

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



LASER MORTGAGE MANAGEMENT, INC
BALANCE SHEET AT                                                    SEPTEMBER 30, 1999  DECEMBER 31, 1998
                                                                     (Unaudited)
                                                                    ---------------------------------------

ASSETS

Cash and cash equivalents ........................................   $  38,951,907      $  30,392,828
Receivable for securities sold ...................................           3,512               --
Investment in securities available for sale
     at fair value ...............................................     162,846,693        817,689,386
Investment in mortgage loans at amortized cost ...................       4,477,606          8,417,484
Accrued interest receivable ......................................       1,446,106          8,148,616
Principal paydown receivable .....................................         944,787          2,305,060
Margin deposits on repurchase agreements .........................            --            7,117,098
Other assets .....................................................          45,451               --
                                                                            ------        -----------
     Total assets ................................................     208,716,062        874,070,472
                                                                       -----------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Repurchase agreements ..........................................     133,393,000        742,384,912
  Accrued interest payable .......................................         307,301          2,446,237
  Other payable ..................................................         574,365               --
  Accounts payable ...............................................         718,593            557,547
  Payable to Manager .............................................            --            1,125,000
                                                                      ------------        -----------
     Total liabilities ...........................................     134,993,259        746,513,696
                                                                       -----------        -----------

STOCKHOLDERS' EQUITY:
  Common stock: par value $.001 per share;
    100,000,000 shares authorized, 20,118,749 and
    20,099,999 shares issued, respectively .......................          20,119             20,100
  Additional paid-in capital .....................................     283,012,967        282,921,970
  Accumulated other comprehensive loss ...........................      (7,853,497)       (14,745,929)
  Accumulated distributions and losses ...........................    (171,844,095)      (121,290,971)
  Treasury stock at cost (5,233,166 and 2,300,466
    shares respectively) .........................................     (29,612,691)       (19,348,394)
                                                                       -----------        -----------
        Total stockholders' equity ...............................      73,722,803        127,556,776
                                                                        ----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................   $ 208,716,062      $ 874,070,472
                                                                     =============      =============

        See notes to financial statements


STATEMENT OF OPERATIONS (UNAUDITED) FOR

                                                 THE THREE MONTHS ENDED             THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,                      SEPTEMBER 30,

                                                      1999          1998            1999            1998
                                               --------------------------------------------------------------

Interest income:
  Mortgage loans and securities ............   $   3,854,058    $  48,934,346    $  26,074,650    $ 161,334,678
  Cash and cash equivalents ................         595,217        1,035,186        1,559,424        3,457,713
                                                     -------        ---------        ---------        ---------
           Total interest income ...........       4,449,275       49,969,532       27,634,074      164,792,391
                                                   ---------       ----------       ----------      -----------

Interest expense:
   Repurchase agreements ...................       1,996,483       43,412,378       15,972,392      139,691,623
                                                   ---------       ----------       ----------      -----------

Net interest inco me .......................       2,452,792        6,557,154       11,661,682       25,100,768

(Loss) gain on sale of securities, swaps and
 termination of repurchase agreement .......      (2,191,446)     (21,990,909)     (23,415,673)     (20,725,108)

Impairment loss on interest-only securities             --        (22,412,673)            --        (51,030,419)

General and administrative expenses ........         945,328        1,662,319        3,191,367        5,994,629
                                                     -------        ---------        ---------        ---------

Net loss ...................................   $    (683,982)   $ (39,508,747)   $ (14,945,358)   $ (52,649,388)
                                               =============    =============    =============    =============

Unrealized loss on securities:
  Unrealized holding (loss) arising
   during period ...........................   $    (210,679)   $ (27,199,052)   $ (16,523,241)   $ (38,159,633)

Add: reclassification adjustment for loss
included in net (loss) income ..............       2,191,446       21,990,909       23,415,673       20,725,108
                                                   ---------       ----------       ----------       ----------

Other comprehensive (loss) income ..........       1,980,767       (5,208,143)       6,892,432      (17,434,525)
                                                   ---------       ----------        ---------      -----------

Comprehensive income (loss) ................   $   1,296,785    $ (44,716,890)   $  (8,052,926)   $ (70,083,913)
                                               =============    =============    =============    =============

Net (loss) income per share:
  Basic ....................................   $       (0.04)   $       (2.10)   $       (0.85)   $       (2.68)
                                               =============    =============    =============    =============

  Diluted ..................................   $       (0.04)   $       (2.10)   $       (0.85)   $       (2.68)
                                               =============    =============    =============    =============

Weighted average number of shares
  outstanding:

  Basic ....................................      17,223,109       18,788,275       17,601,921       19,623,221
                                                  ==========       ==========       ==========       ==========

  Diluted ..................................      17,223,109       18,788,275       17,601,921       19,623,221
                                                  ==========       ==========       ==========       ==========

                                                 See notes to financial statements


STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

------------------------------------------------------------------------------------------------------------------------
                                                                                                  ACCUMULATED OTHER
                                                  COMMON       ADDITIONAL      COMPREHENSIVE        COMPREHENSIVE
                                                  STOCK          PAID-IN           INCOME              INCOME
                                                PAR VALUE        CAPITAL           (LOSS)              (LOSS)

BALANCE
     DECEMBER 31, 1998........................ $   20,100     $282,921,970                         $   (14,745,929)

Comprehensive income (loss)
  Net loss....................................                                  $  (14,945,358)
  Other comprehensive loss
     Unrealized gain on securities,
        net of reclassification adjustment....                                       6,892,432           6,892,432
                                                                                --------------

Comprehensive loss............................                                  $   (8,052,926)
                                                                                ==============
Common stock issued...........................          19          90,997
Repurchase of common stock....................
Dividends/Distributions declared - $2.00
 per share...................................  -----------     ------------                        ---------------

BALANCE SEPTEMBER 30, 1999.................... $   20,119     $283,012,967                         $     (7,853,497)
                                               ==========     ============                         ================

Unrealized holding losses arising during
  period.....................................                                       (16,523,241)
Add:  reclassification adjustment for losses
     included in net loss.....................                                       23,415,673
                                                                                     ----------
Net unrealized losses on securities...........                                  $     6,892,432
                                                                                ===============


                                            See notes to financial statements.



STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

-------------------------------------------------------------------------------------------------

                                                 ACCUMULATED        TREASURY
                                                DISTRIBUTIONS        STOCK
                                                  AND LOSSES        AT COST          TOTAL
BALANCE
     DECEMBER 31, 1998........................   $ (121,290,971)  $ (19,348,394)  $ 127,556,776

Comprehensive income (loss)
  Net loss....................................      (14,945,358)                     (14,945,358)
  Other comprehensive loss
     Unrealized gain on securities,
        net of reclassification adjustment....                                        6,892,432

Comprehensive loss............................
Common stock issued...........................                                           91,016
Repurchase of common stock....................                      (10,264,297)    (10,264,297)
Dividends/Distributions declared - $2.00
 per share...................................       (35,607,766)                     (35,607,766)
                                                    -----------      -----------     -----------

BALANCE SEPTEMBER 30, 1999....................   $ (171,844,095)  $ (29,612,691)  $ 73,722,803
                                                 ==============   =============   ============

Unrealized holding losses arising during
  period.....................................
Add: reclassification adjustment for losses
     included in net loss.....................
Net unrealized losses on securities...........


                                            See notes to financial statements.


STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE
                                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                        SEPTEMBER 30,

                                                                     1999               1998             1999              1998
                                                              -------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................    $(683,982)     $(39,508,747)       $(14,945,359)    $(52,649,388)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
  Amortization of mortgage premiums and discounts, net .........     485,021         3,764,826           2,215,856       14,318,262
  Impairment loss on interest-only securities ..................        --          22,412,673          51,030,419
  Loss on sale of securities ...................................   2,191,446        21,990,909          23,415,673       20,725,108
  Decrease in accrued interest receivable ......................   2,685,154         6,592,218           8,062,783        4,738,494
  Increase in variation margin on interest rate swaps ..........       --         (26,483,991)               --               --
  Decrease in margin deposits on repurchase agreements .........       --                --             7,117,098       (56,896,863)
  Increase (decrease) in other assets ..........................      66,244              --               (45,451)           --
  Decrease in accrued interest payable .........................    (114,931)       (5,135,291)         (2,138,936)      (2,782,249)
  Increase (decrease) in accrued expenses and other liabilities.     279,158              --            (1,358,409)           --
  Increase (decrease) in accounts payable ......................     225,751          (104,005)            161,046       (1,554,147)
  Decrease in payable to Manager ...............................        --                --            (1,125,000)           --
                                                                   ---------       -----------          ----------      -----------
     Net cash provided by (used in) operating activities .......   5,133,863       (16,471,408)         21,359,303      (23,070,364)
                                                                   =========       ===========          ==========      ===========

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities .......................................     --        (179,675,163)               --        (2,989,589,332)
  Purchase of mortgage loans ...................................     --                --                  --           (11,912,075)
  Proceeds from sale of securities .............................   6,245,873     1,608,965,175         577,131,882    3,477,020,779
  Decrease (increase) in receivables for securities sold .......  75,368,727              --                (3,512)           --
  Principal payments on securities .............................   6,491,188        92,436,806          62,911,593      240,306,221
  Other payables ...............................................     --                --                1,932,774            --
                                                                   ----------    -------------          ----------    -------------
     Net cash provided by investing activities .................  88,105,785     1,521,726,818         641,972,734      715,825,593
                                                                  ==========     =============         ===========    =============

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements .........................  425,974,000    11,042,252,930       3,240,819,246   33,414,807,277
  Principal payments on repurchase agreements ................. (509,420,610)  (12,551,437,167)     (3,849,811,157  (34,132,066,865)
  Net proceeds from repurchase of common stock ................   (9,958,238)      (13,360,736)        (10,173,282      (14,673,174)
  Distributions paid to stockholders ..........................       --          (7,552,246)          (35,607,766)     (18,774,196)
                                                                -------------       -----------     --------------- ---------------
     Net cash (used in) financing activities ..................  (93,404,848)   (1,530,097,219)       (654,772,959)    (750,706,958)
                                                                =============    ==============     ===============  ==============

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS ..................................................      (165,200)      (24,841,809)          8,559,079      (57,951,729)

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD .......................................................    39,117,107        49,516,606          30,392,828       82,626,526
                                                                -------------    --------------      --------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .....................    38,951,907        24,674,797          38,951,907      $24,674,797
                                                                =============    ==============      ==============     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Interest paid ..............................................    $2,111,414      $142,473,872         $18,111,328     $142,473,872
                                                                ============      ============         ===========     ============
  Noncash financing activities:
    Net change in unrealized gain (loss) on available-for-sale
     securities ..............................................    $1,980,767       $(5,208,143)         $6,892,432     $(17,434,525)
                                                                ============       ===========          ==========     ============
    Dividends declared, not yet paid .........................                      $7,022,096                           $7,022,096
                                                                                   ===========                         ============


                                                 See notes to financial statements

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

          LASER Mortgage Management, Inc. (the "Company") was incorporated in Maryland on September 3, 1997. The Company commenced its operations on November 26, 1997 (see Note 5).

          BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. The interim financial statements for the three-month and nine-month periods are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

          A summary of the Company's significant accounting policies follows:

          CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes cash on hand and overnight repurchase agreements. The carrying amounts of cash equivalents approximates their value.

          INVESTMENTS - The Company invests primarily in mortgage-backed securities and mortgage loans. The mortgage-backed securities include mortgage pass-through certificates, collateralized mortgage obligations and other securities representing interests in, or obligations backed by, pools of mortgage loans (collectively, "Mortgage Securities"). The Company also invests in other debt and equity securities ("Other Securities" and, together with Mortgage Securities, "Securities"). The mortgage loans are secured by first or second liens on single-family residential, multi-family residential, commercial or other real property ("Mortgage Loans" and, together with Securities, "Investments"). The Company did not purchase any Investments during the nine months ended September 30, 1999.

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

          INTEREST RATE SWAPS - Before 1999, the Company entered into interest rate swap agreements ("swaps") to reduce the mismatch in the maturity and repricing characteristics of its fixed-rate agency pass-through securities and its short-term repurchase obligations used for funding. The objective was to change the interest rate characteristics of the securities from fixed to floating rate. Swaps were designated as hedges of certain of its fixed rate agency pass- through securities. The Company monitored the correlation and effectiveness for swap transactions by ensuring that the notional amount of the swap was less than the principal amount of the assets being hedged, the maturity of the swaps did not exceed the maturity of the assets being hedged and the interest rate index on the asset being hedged correlated with the interest rate index for the paying leg of the swap.

          The Company carried the swaps that meet the above criteria and the hedged securities at their fair value and reported unrealized gains and losses in other comprehensive income. Net payments or receipts on swaps that qualified for hedge accounting were recognized as adjustments to interest income as they accrued.

          The gain or loss on the terminated swaps was deferred and amortized as a yield adjustment over the remaining original term of the swap. Gains and losses on swaps associated with sold securities were recognized as part of the gain or loss on sale.

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

AVAILABLE-FOR-SALE INVESTMENTS

          The following tables set forth the fair value of the Company's Securities, excluding interest-only securities ("IOs"), as of September 30, 1999 and December 31, 1998:


                                         SEPTEMBER 30, 1999

                             AGENCY
                             FIXED/
                         FLOATING RATE                         NON-
                            MORTGAGE        MORTGAGE         MORTGAGE
                           SECURITIES     SUBORDINATES     SUBORDINATES        TOTAL

Securities, principal
  amount                  121,150,975       64,702,593           7,122,513      192,976,081
Unamortized discount               --      (24,375,668)           (674,326)     (25,049,994)
Unamortized premium            92,075                --                  --         692,075
Amortized cost            121,843,050       40,326,925           6,448,187      168,618,162
Gross unrealized gains             --                --             74,326           74,326
Gross unrealized losses    (2,731,561)     (15,763,193)                         (18,494,754)
                            ----------     -----------         -----------      -----------
Estimated fair value      119,111,489       24,563,732           6,522,513      150,197,734
                          ===========      ===========         ===========      ===========


          In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), an entity should recognize an other-than-temporary impairment when it intends to sell a specifically identified available-for-sale debt security at a loss shortly after the balance sheet date. The write-down for the impairment should be recognized in earnings in the period in which the decision is made. The Company reclassified an amount of approximately $2.1 million from unrealized loss to realized loss for securities sold in October 1999, as the decision to sell them was made in September 1999.


                                                  DECEMBER 31, 1998


                                    AGENCY                                                 NON-AGENCY
                                    FIXED/                                                 FIXED/
                                    FLOATING RATE                           NON-           FLOATING
                                    MORTGAGE            MORTGAGE            MORTGAGE       RATE MORTGAGE
                                    SECURITIES          SUBORDINATES        SUBORDINATES   SECURITIES          TOTAL

Securities, principal amount         $667,919,453      $118,887,059        $15,106,000    $31,275,000    $833,298,512
Unamortized discount                   (1,294,653)      (29,974,938)        (1,343,889)       (67,115)    (32,680,595)
Unamortized premium                     4,918,479              --                 --          117,991       5,036,470
                                        ---------       ---------           ---------       ---------       ---------
Amortized cost                        671,543,279        89,023,121         13,762,111     31,325,876     805,654,387
Gross unrealized gains                  9,186,945              --                 --             --         9,186,945
Gross unrealized losse                       --         (16,396,200)        (1,284,223)    (5,939,633)    (23,620,056)
                                     -----------         ----------         ----------     -----------    -----------
Estimated fair value                 $680,730,224       $72,626,921        $12,477,888    $25,386,243    $791,221,276
                                     ============       ===========        ===========    ===========    ============


          The fair value of the Company's IOs as of September 30, 1999 and December 31, 1998 are summarized as follows:



                                        SEPTEMBER 30, 1999                    DECEMBER 31, 1998
                                        ------------------     -------------------------------------------------
                                                                                FIXED RATE
                                        FLOATING RATE          COMMERCIAL       FLOATING RATE           TOTAL
Securities, notional amount             $101,191,673           $ 276,985,725     $177,704,524       $454,690,249
Amortized cost, after provision
  for impairment                           4,221,147              19,447,590        7,333,338         26,780,928
Gross unrealized gains                     8,427,812                     --         2,995,078          2,995,078
Gross unrealized losses                        --                 (3,307,896)             --          (3,307,896)
                                           ---------              ----------      ------------        ----------
Estimated fair value                     $12,648,959           $  16,139,694      $ 10,328,416       $26,468,110
                                         ===========           =============      ============       ===========


          All of the Company's IOs as of September 30, 1999 were floating rate IOs.

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

          The Company continued to reduce its investment portfolio during the nine months ended September 30, 1999 and sold approximately $587 million of Investments, of which approximately $496 million were agency pass-through certificates. The Company did not purchase any Investments during the nine months ended September 30, 1999.

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

3. MORTGAGE LOANS

          The following tables pertain to the Company's Mortgage Loans as of September 30, 1999 and December 31, 1998 which are carried at their amortized cost:

                                     September 30, 1999     December 31, 1998

Mortgage Loans, principal amount             $4,284,262           $8,150,593
Unamortized discount                                 --                   --
Unamortized premium                             193,344              266,891
                                                -------              -------
Amortized cost                               $4,477,606           $8,417,484
                                             ==========           ==========


          As of September 30, 1999 and December 31, 1998, the amortized cost of the Mortgage Loans approximated their fair value.

4. REPURCHASE AGREEMENTS

          The Company has entered into repurchase agreements to finance most of its Investments. The repurchase agreements are collateralized by the market value of the Company's Investments and bear interest rates that generally move in close relation to one-month LIBOR.

          As of September 30, 1999, the Company had outstanding $133,393,000 of repurchase agreements with a weighted average borrowing rate of 5.410% and a weighted average remaining maturity of 29 days. At September 30, 1999, Investments actually pledged had an estimated fair value of $140,781,399.

          As of December 31, 1998, the Company had outstanding $742,384,912 of repurchase agreements with a weighted average borrowing rate of 5.94% and a weighted average remaining maturity of 2.77 years. At December 31, 1998, Investments actually pledged had an estimated fair value of $854,791,117.

          At September 30, 1999 and December 31, 1998, the repurchase agreements had the following remaining maturities:

                             SEPTEMBER 30, 1999        December 31, 1998

Within 30 days                     $133,393,000       $        242,384,912
30 to 90 days                                --                   __
Greater than 90 days                         --                500,000,000
                                   ------------       --------------------
                                   $133,393,000       $        742,384,912
                                   ============       ====================


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

          DIVIDENDS/DISTRIBUTIONS - During the three months ended September 30, 1999, the Company did not declare or pay any dividends or distributions. On March 29, 1999, the Company declared a special first quarter distribution in cash to stockholders of $2.00 per share of common stock, which was paid on April 30, 1999. The Company declared and paid dividends and distributions in cash of $2.19 per share during the year ended December 31, 1998.

          STOCK REPURCHASES - In March 1998, the Board of Directors of the Company approved the repurchase of up to $20 million of the Company's common stock. In June 1998, the Board of Directors increased the amount of common stock authorized to be repurchased to $30 million. Pursuant to the repurchase program, for the nine months ended September 30, 1999, the Company has used the proceeds of sales of, and payments from, its portfolio securities to repurchase 2,932,700 shares of common stock for $10,261,470 in open market transactions. Such purchases were made at a weighted average price per share of $3.50 (excluding commission costs). As of December 31, 1998, the Company had repurchased 2,300,466 shares of common stock for $19,348,394 in open market transactions. Such purchases were made at a weighted average price per share of $8.41 (excluding commission costs). The repurchased shares have been returned to the Company's authorized but unissued shares of common stock as treasury shares.

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

          Effective February 28, 1999, the Company and the Former Manager terminated the Management Agreement, and the Company became advised internally with Robert J. Gartner, Vice President of the Company and a former Vice President of the Manager, responsible for day-to-day investment decisions for the Company. In connection with the termination of the Management Agreement, the Company paid to the Former Manager: (a) $416,505, which represented the base management fee payable under the Management Agreement for the fourth quarter of 1998; (b) $708,495, which the Company and the Former Manager agreed to as the quarterly incentive fee for the fourth quarter of 1998; and (c) $500,000 for services performed under the Management Agreement for the period January 1, 1999 through February 28, 1999 and for certain transition services with respect to internalizing the advisory function. Accordingly, for the three months ended September 30, 1999, no management and incentive fees were payable or paid to the Former Manager.

          For the nine months ended September 30, 1998, management fees paid to the Former Manager amounted to approximately $1,991,000 and incentive fees were $1,414,000.

7. EARNINGS PER SHARE (EPS)

          In February 1997, the FASB issued Statement of Financial Accounting No. 128, Earnings Per Share ("SFAS No. 128") which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the Basic EPS to the numerator and denominator of Basic EPS and Diluted EPS computation. There are no differences between Basic EPS and Diluted EPS for the three months and nine months ended September 30, 1999.


                               FOR THE THREE MONTHS ENDED                      FOR THE NINE MONTHS ENDED
                                   SEPTEMBER 30, 1999                             SEPTEMBER 30, 1999
                            LOSS            SHARES       PER-SHARE         LOSS            SHARES       PER-SHARE
                        (NUMERATOR)      (DENOMINATOR)    AMOUNT       (NUMERATOR)      (DENOMINATOR)     AMOUNT

Basic EPS                  $(683,982)     $17,223,109     $(0.04)      $(14,945,358)     $17,601,921      $(0.85)

Diluted EPS                $(683,982)     $17,223,109     $(0.04)      $(14,945,358)     $17,601,921      $(0.85)


          For the three months and nine months ended September 30, 1999, the Company had no deferred common stock reserved for issuance.

          For the three months and nine months ended September 30, 1999, options to purchase 72,000 shares were outstanding during the period and were anti-dilutive because the strike price ($15.00) was greater than the average daily market price of the Company's common stock for the period ($3.59 and $4.25, respectively). Therefore, these options were excluded from Diluted EPS.

          There are no differences between Basic EPS and Diluted EPS for the three months and nine months ended September 30, 1998.


                              FOR THE THREE MONTHS ENDED                           FOR THE NINE MONTHS ENDED
                                  SEPTEMBER 30, 1998                                  SEPTEMBER 30, 1998
                            LOSS            SHARES     PER-SHARE               LOSS            SHARES       PER-SHARE
                        (NUMERATOR)     (DENOMINATOR)    AMOUNT            (NUMERATOR)      (DENOMINATOR)     AMOUNT

Basic EPS                $ (39,508,747)      18,788,275  $   (2.10)          $(52,649,388)      19,623,221   $   (2.68)

Diluted EPS               $(39,508,747)      18,788,275  $   (2.10)          $(52,649,388)      19,623,221   $   (2.68)


          As of September 30, 1998, the Company had deferred common stock totaling 65,000 shares reserved for issuance. The receipt of the stock was contingent upon the holder's continued employment or service. The deferred common stock has been awarded and does not have an exercise or strike price. Such shares were not included in Diluted EPS as the Company had a loss from operations and including such amounts would be anti-dilutive.

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


                                               FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30, 1999                 SEPTEMBER 30, 1999
                                               --------------------------     -------------------------

Net earnings (loss) - as reported              $     (683,982)                $   (14,945,358)
Net earnings (loss) - pro forma                $     (684,049)                $   (14,945,425)
(Loss) earnings per share - as reported        $        (0.04)                $         (0.85)
(Loss) earnings per share - pro forma          $        (0.04)                $         (0.85)



                                       FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                       SEPTEMBER 30, 1998               SEPTEMBER 30, 1998
                                       --------------------------       -------------------------

Net loss - as reported                  $  (39,508,747)                  $   (52,649,388)
Net loss - pro forma                    $  (39,514,521)                  $   (52,666,709)
Loss per share - as reported            $        (2.10)                  $         (2.68)
Loss per share - pro forma              $        (2.10)                  $         (2.68)


          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the three months and nine months ended September 30, 1999 and 1998: dividend yield of 11.47%; expected volatility of 18%; risk-free interest rate of 5.82%; and expected lives of ten years.

          The following table summarizes information about stock options outstanding as of September 30, 1999 and 1998:

                                                        WEIGHTED
                                                        AVERAGE      WEIGHTED
                            RANGE OF                   REMAINING     AVERAGE
                            EXERCISE      OPTIONS     CONTRACTUAL    EXERCISE
                             PRICES     OUTSTANDING   LIFE (YRS.)     PRICE


   September 30, 1999      $   15.00       72,000        8.2          $  15.00
   September 30, 1998      $   15.00      298,000        9.2          $  15.00


          The options become exercisable at the rate of 25% on each of January 2, 1998, January 2, 1999, January 2, 2000 and January 2, 2001, subject to the holder's continued employment or service. During the nine months ended September 30, 1999, 148,000 stock options terminated.

          The compensation expense for the 140,000 shares of deferred stock outstanding as of September 30, 1998 is being amortized over a four-year period.

9. INTEREST RATE SWAPS

          In December 1997, the Company entered into interest rate swaps with an aggregate notional amount of $1,035,000,000. The Company used these interest rate swaps to hedge its available-for-sale portfolio of fixed-rate agency pass-through certificates. The primary objective of this hedging strategy was to change the interest rate characteristics of these securities from fixed to variable rates, to better correspond to the maturity and repricing characteristics of the short-term repurchase agreements used by the Company to fund these investments. This primary objective was the basis for the Company's hedge accounting treatment. The Company continually monitored the swaps to ensure that they were effective at changing the interest rate characteristics of the securities. A secondary objective was to offset fluctuations in the fair value of the securities caused by fluctuations in market interest rates.

          In September 1998, the Company experienced margin calls and believed it prudent to increase its liquidity and, therefore, liquidated a large portion of its agency pass-through certificates. In conjunction with the liquidation of these securities positions, the Company also discontinued hedge accounting for the related swaps with an aggregate notional amount of $485,000,000. The Company recognized the unrealized loss on these swaps as an element of the overall loss on the liquidation of the securities of $26,000,000. In October 1998, the Company liquidated agency pass-through certificates in response to continued margin calls and the need for liquidity. The overall October 1998 loss on the liquidation of agency pass-through certificates, including losses recognized upon suspension of hedge accounting for the remaining swap with a notional amount of $550,000,000, totaled $35,000,000. On the day of each suspension of hedge accounting, the affected swaps were closed out without additional gain or loss.

          The Company did not enter into any swaps during the nine months ended September 30, 1999.

          As of September 30, 1998, the Company was a party to interest rate swaps with original notional amounts as stated below. Under these agreements, the Company received a floating rate and paid a fixed rate. These swaps were cancelable at the option of the Company on the fifth anniversary of their respective effective dates.

      NON-
   AMORTIZING
    NOTIONAL
     AMOUNT          FIXED                       TERMINATION       UNREALIZED
 (IN THOUSANDS)      RATE      FLOATING RATE       DATE          LOSS IN VALUE

        $550,000     7.41%     1 Month LIBOR       1/10/13        $(42,075,000)
                                                                  =============


          During the three months ended September 30, 1998, the Company entered into and terminated interest rate swaps with notional amounts totaling $485,000,000 and incurred a realized loss of $25,782,250, which was included as a reduction of the gain on sale of securities in the statement of operations.

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

          For the three months and nine months ended September 30, 1999, a net operating gain (loss) as calculated for tax purposes is estimated at approximately $(0.68) million and $(14.95) million, respectively, or $(0.04) and $(0.85), respectively, per weighted average share. Net operating losses ("NOLs") generally may be carried forward for 20 years. The Company believes that during 1999 it experienced an "ownership change" within the meaning of Section 382 of the Code. Consequently, its use of NOLs generated before the ownership change to reduce taxable income after the ownership change will be subject to limitations under Section 382. Generally, the use of NOLs in any year is limited to the value of the Company's stock on the date of the ownership change multiplied by the long- term tax exempt rate (published by the IRS) with respect to that date. The Company is currently attempting to determine the amount of the annual limitation.

          Taxable income (loss) requires an annual calculation; consequently, for the year ended December 31, 1999, taxable income (loss) may be different from net income (loss) as calculated according to generally accepted accounting principles ("GAAP income (loss)") as a result of differing treatment of unrealized gains and losses on securities transactions. For the Company's tax purposes, unrealized gains (losses) will be recognized at the end of the year and will be aggregated with operating gains (losses) to produce total taxable income (loss) for the year. For the three months and nine months ended September 30, 1999, the Company had unrealized gains of approximately $1.98 million and $6.89 million, respectively. For the year ended December 31, 1998, a NOL is estimated at approximately $(51.3) million, or $(2.65) per weighted average share.

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

12. SUBSEQUENT EVENTS

          On November 15, 1999, the Company announced that its Board of Directors has authorized management to conduct a competitive sale of approximately $30 million of its less liquid portfolio assets as part of its ongoing program to reduce the volatility of the Company's assets, that the Company expects to distribute information to qualified potential purchasers over the next 30 days and close the sales in January 2000, that the Board will review other steps to increase shareholder value at that time, and that based on the Company's projections of its taxable income, it will not have an obligation to make further distributions in 1999 to maintain its REIT status. In addition, on that date, the Company announced that the Board also approved the repurchase of up to an additional $10 million of the Company's common stock pursuant to the stock repurchase program in light of the successful completion of the initial repurchase program.

          On November 5, 1999, the Company received an unsolicited letter from Ellington Management Group, LLC ("Ellington"), an investment advisor to an investment fund which holds 9.85% of the Company's outstanding common stock. Ellington stated that it desires to discuss a negotiated acquisition of the Company by funds managed by Ellington in a two step transaction which would begin with a tender offer for the Company's common stock and would be followed by a back-end merger, at a price of $4.15 per share. On November 10, 1999, the Company announced that its Board of Directors, after consulting with the Company's financial advisor, Lehman Brothers Inc., and outside legal counsel, authorized the Company to enter into discussions with Ellington concerning its proposed acquisition of the Company. On November 15, 1999, the Company announced that the Board agreed to inform Ellington that, based upon the advice of its financial advisor, its proposal of November 5, 1999 did not provide shareholders sufficient value, that the Board also approved providing certain confidential operating information to Ellington based upon Ellington's representation that the price at which it would tender may be subject to improvement after review of the requested information, and that the Company is not currently engaged in negotiations with Ellington.

          On November 1, 1999 the Company announced that Mariner Mortgage Management, LLC ("Mariner") has agreed to serve as the external manager of the Company and be responsible for day-to-day management of the Company's investments; William J. Michaelcheck, the Chairman of Mariner, has been appointed President and Chief Executive Officer of the Company, and Frederick N. Khedouri, an independent Director of the Company who has been acting as non-executive President, has resigned as President and been elected Chairman of the Board of Directors; the Company is terminating its consulting arrangement with BlackRock Financial Management, Inc. upon completion of the transition to Mariner; and Robert J. Gartner, who is Vice President of the Company and responsible for day-to-day investment decisions for the Company, will resign upon completion of the transition to Mariner. The Company estimates that the restructuring of its management will reduce its base annual operating expenses (before incentive fees, if any) from approximately $0.14 per share to approximately $0.02 per share.

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

          The Company has been reducing its portfolio by selling certain securities and repaying borrowings in an attempt to reduce the portfolio's susceptibility to basis and interest rate risk and to create additional liquidity. As of September 30, 1999, the Company estimates that its net asset value per share was between $4.65 and $5.15 per share. During the nine months ended September 30, 1999, the Company reduced its portfolio by approximately $587 million of Mortgage Assets, including approximately $496 million of Agency Certificates, at a loss of approximately $12.8 million. In addition, in accordance with SFAS No. 115, an entity should recognize an other-than-temporary impairment when it intends to sell a specifically identified available-for-sale debt security at a loss shortly after the balance sheet date. The write-down for the impairment should be recognized in earnings in the period in which the decision is made. The Company reclassified an amount of approximately $2.1 million from unrealized loss to realized loss for securities sold in October 1999, as the decision to sell them was made in September 1999.

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

RECENT DEVELOPMENTS

          On November 15, 1999, the Company announced that its Board of Directors has authorized management to conduct a competitive sale of approximately $30 million of its less liquid portfolio assets as part of its ongoing program to reduce the volatility of the Company's assets, that the Company expects to distribute information to qualified potential purchasers over the next 30 days and close the sales in January 2000, that the Board will review other steps to increase shareholder value at that time, and that based on the Company's projections of its taxable income, it will not have an obligation to make further distributions in 1999 to maintain its REIT status. In addition, on that date, the Company announced that the Board also approved the repurchase of up to an additional $10 million of the Company's common stock pursuant to the stock repurchase program in light of the successful completion of the initial repurchase program.

          On November 5, 1999, the Company received an unsolicited letter from Ellington Management Group, LLC ("Ellington"), an investment advisor to an investment fund which holds 9.85% of the Company's outstanding common stock. Ellington stated that it desires to discuss a negotiated acquisition of the Company by funds managed by Ellington in a two step transaction which would begin with a tender offer for the Company's common stock and would be followed by a back-end merger, at a price of $4.15 per share. On November 10, 1999, the Company announced that its Board of Directors, after consulting with the Company's financial advisor, Lehman Brothers Inc., and outside legal counsel, authorized the Company to enter into discussions with Ellington concerning its proposed acquisition of the Company. On November 15, 1999, the Company announced that the Board agreed to inform Ellington that, based upon the advice of its financial advisor, its proposal of November 5, 1999 did not provide shareholders sufficient value, that the Board also approved providing certain confidential operating information to Ellington based upon Ellington's representation that the price at which it would tender may be subject to improvement after review of the requested information, and that the Company is not currently engaged in negotiations with Ellington.

          On November 1, 1999 the Company announced that Mariner Mortgage Management, LLC ("Mariner") has agreed to serve as the external manager of the Company and be responsible for day-to-day management of the Company's investments; William J. Michaelcheck, the Chairman of Mariner, has been appointed President and Chief Executive Officer of the Company, and Frederick N. Khedouri, an independent Director of the Company who has been acting as non-executive President, has resigned as President and been elected Chairman of the Board of Directors; the Company is terminating its consulting arrangement with BlackRock Financial Management, Inc. upon completion of the transition to Mariner; and Robert J. Gartner, who is Vice President of the Company and responsible for day-to-day investment decisions for the Company, will resign upon completion of the transition to Mariner. The Company estimates that the restructuring of its management will reduce its base annual operating expenses (before incentive fees, if any) from approximately $0.14 per share to approximately $0.02 per share.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998

NET LOSS SUMMARY

          For the three months ended September 30, 1999, the Company had a net loss of $(0.7) million, or $(0.04) per weighted average share, compared to a net loss before giving effect to charges relating to the permanent impairment of certain IOs of $(17.1) million, or $(0.91) per weighted average share for the three months ended September 30, 1998. After giving effect to the impairment charges of $(22.4) million, or $(1.19) per weighted average share, the Company had a net loss of $(39.5) million, or $(2.10) per weighted average share for the three months ended September 30, 1998. The weighted average number of shares of common stock outstanding for the three months ended September 30, 1999 and 1998 were 17,223,109 and 18,788,275, respectively. No dividends were declared during the three months ended September 30, 1999. Dividends declared per share were $0.37 per weighted average share, $7.0 million in total, for the three months ended September 30, 1998. Return on average equity was (0.83%) and (18.06)% on an unannualized basis (after giving effect to the impairment charges) for the three months ended September 30, 1999 and 1998, respectively.

          For the nine months ended September 30, 1999, the Company had a net loss of $(14.9) million, or $(0.85) per weighted average share, compared to a net loss before giving effect to charges relating to the permanent impairment of certain IOs of $(1.6) million, or $(0.08) per weighted average share for the nine months ended September 30, 1998. After giving effect to the impairment charges of $(51.0) million, or $(2.60) per weighted average share, the Company had a net loss of $(52.6) million, or $(2.68) per weighted average share for the nine months ended September 30, 1998. The weighted average number of shares of common stock outstanding for the nine months ended September 30, 1999 and 1998 were 17,601,921 and 19,623,221, respectively. Distributions declared per share were $2.00 and $1.18 per weighted average share, and $35.6 million and $23.2 million in total, for the nine months ended September 30, 1999 and 1998, respectively. Return on average equity was (15.75%) and (20.60)% on an unannualized basis (after giving effect to the impairment charges) for the nine months ended September 30, 1999 and 1998, respectively.

          For the three months and nine months ended September 30, 1999, the Company sold securities with an aggregate historical amortized cost of $7.4 million and $598.4 million, respectively, for a net loss of $(0.05) million and $(12.8) million, respectively, compared to sales of $1.2 billion and $3.4 billion, respectively, of securities for an aggregate loss of $(22.0) million and $(20.7) million, respectively, for the three months and nine months ended September 30, 1998. In addition, in accordance with SFAS No. 115, an entity should recognize an other-than- temporary impairment when it intends to sell a specifically identified available-for-sale debt security at a loss shortly after the balance sheet date. The write-down for the impairment should be recognized in earnings in the period in which the decision is made. The Company reclassified an amount of approximately $2.1 million from unrealized loss to realized loss for securities sold in October 1999, as the decision to sell them was made in September 1999.

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

          The realized gains (losses) during the three months ended September 30, 1999 were approximately $(2.2) million, or $(0.13) per weighted average share, compared to a gain of approximately $(22.0) million, or $(1.17) per weighted average share for the three months ended September 30, 1998 (excluding impairment loss on interest-only securities). Excluding realized gains and losses, the Company's income for the three months ended September 30, 1999 was approximately $1.5 million, or $0.09 per weighted average share, compared to approximately $4.9 million, or $0.26 per weighted average share for the three months ended September 30, 1998 (excluding impairment loss on interest-only securities). The realized losses during the nine months ended September 30, 1999 were approximately $(23.42) million, or $(1.33) per weighted average share, compared to losses of approximately $(20.7) million, or $(1.06) per weighted average share for the nine months ended September 30, 1998 (excluding impairment loss on interest-only securities). Excluding realized gains and losses, the Company's income for the nine months ended September 30, 1999 was approximately $8.5 million, or $0.48 per weighted average share, compared to approximately $19.1 million, or $0.97 per weighted average share for the nine months ended September 30, 1998 (excluding impairment loss on interest-only securities). This reduction of income for the three months and nine months ended September 30, 1999 compared to the three months and nine months ended September 30, 1998 is consistent with the Company's substantially reduced investment portfolio.

TAXABLE INCOME (LOSS) AND GAAP INCOME (LOSS)

          For the three months and nine months ended September 30, 1999, a net operating gain (loss) is estimated at approximately $(0.68) million and $(14.95) million, respectively, or $(0.04) and $(0.85), respectively, per weighted average share. NOLs generally may be carried forward for 20 years. The Company believes that during 1999 it experienced an "ownership change" within the meaning of Section 382 of the Code. Consequently, its use of NOLs generated before the ownership change to reduce taxable income after the ownership change will be subject to limitations under Section 382. Generally, the use of NOLs in any year is limited to the value of the Company's stock on the date of the ownership change multiplied by the long-term tax exempt rate (published by the IRS) with respect to that date. The Company is currently attempting to determine the amount of the annual limitation.

          Taxable income (loss) requires an annual calculation; consequently, for the year ended December 31, 1999, taxable income (loss) may be different from GAAP income (loss) as a result of differing treatment of unrealized gains and losses on securities transactions. For the Company's tax purposes, unrealized gains (losses) will be recognized at the end of the year and will be aggregated with operating gains (losses) to produce total taxable income (loss) for the year. For the three months and nine months ended September 30, 1999, the Company had unrealized gains of approximately $1.98 million and $6.89 million, respectively. For the year ended December 31, 1998, a NOL is estimated at approximately $(51.3) million, or $(2.65) per weighted average share.

          Taxable income (loss) and GAAP income (loss) could differ for numerous reasons. For example, the Company may take credit provisions which would affect GAAP income whereas only actual credit losses are deducted in calculating taxable income. In addition, general and administrative expenses may differ due to differing treatment of leasehold amortization, certain stock option expenses and other items. As of September 30, 1999 and 1998, the Company had not taken credit provisions because 71% and 87%, respectively, of the Company's investments were Agency Certificates.

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

INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

          The Company had average earning assets of $210 million and $477 million for the three months and nine months ended September 30, 1999, respectively, compared to average earning assets of $3,156 million and $3,531 million for the three months and nine months ended September 30, 1998, respectively. The table below shows, for the three months and nine months ended September 30, 1999 and 1998, the Company's average balance of cash equivalents, loans and securities, the yields earned on each type of earning asset, the yield on average earning assets and interest income.



                                                 AVERAGE EARNING ASSET YIELD
                                                    (DOLLARS IN THOUSANDS)

                                                                                        YIELD ON     YIELD ON
                                                                AVERAGE                 YIELD ON     AVERAGE     AVERAGE
                                                  AVERAGE      AMORTIZED     AVERAGE    AVERAGE      AMORTIZED   INTEREST
                                                  CASH         COST OF       EARNING    CASH         COST OF     EARNING   INTEREST
                                                  EQUIVALENTS  SECURITIES    ASSETS     EQUIVALENTS  SECURITIES   ASSETS   INCOME


For the three months ended September 30, 1999     $ 44,205     $ 166,034    $  210,239   5.27%        9.08%       8.28%    $ 4,449
For the three months ended September 30, 1998     $ 25,969     $ 3,129,845  $3,155,814   5.61%        6.60%       6.59%    $ 49,970

For the nine months ended September 30, 1999      $ 40,603     $ 436,042    $  476,645   5.06%        7.89%       7.65%    $ 27,634
For the nine months ended September 30, 1998      $ 52,599     $ 3,478,359  $3,530,958   5.78%        6.68%       6.67%    $ 164,792


INTEREST EXPENSE AND THE COST OF FUNDS

          For the three months ended September 30, 1999 and 1998, the Company had average borrowed funds of $148 million and $2,969 million, respectively, and total interest expense of $2 million and $43 million, respectively, with an average cost of funds of 5.27% and 5.72%, respectively. For the nine months ended September 30, 1999 and 1998, the Company had average borrowed funds of $384 million and $3,240 million, respectively, and total interest expense of $16 million and $140 million, respectively, with an average cost of funds of 5.48% and 5.69%, respectively. The Company believes that its largest expense is usually the cost of borrowed funds. Interest expense is calculated in the same manner for tax and GAAP purposes.

          The Company expects that changes in the Company's cost of funds will closely correlate with changes in one-month LIBOR, although the Company may choose to extend the maturity of its liabilities at any time, subject to the lender's consent. The Company's average cost of funds was 0.01% less than one-month LIBOR for the three months ended September 30, 1999 compared to 0.10% above one-month LIBOR for the three months ended September 30, 1998 and was 0.41% above one-month LIBOR for the nine months ended September 30, 1999 compared to 0.05% above one-month LIBOR for the nine months ended September 30, 1998. The Company generally has structured its borrowings to adjust with one-month LIBOR. During the three months ended September 30, 1999, average one-month LIBOR, which was 5.28%, was 0.52% lower than average six-month LIBOR, which was 5.80%. During the three months ended September 30, 1998, average one-month LIBOR, which was 5.62%, was 0.01% lower than average six month LIBOR, which was 5.63%.

          The table below shows, for the three months and nine months ended September 30, 1999 and 1998, the Company's average borrowed funds and average cost of funds compared to average one and six-month LIBOR.



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
                               BORROWED      INTEREST    COST OF   ONE-MONTH   SIX-MONTH   SIX-MONTH      ONE-MONTH     SIX-MONTH
                               FUNDS         EXPENSE     FUNDS     LIBOR       LIBOR       LIBOR          LIBOR         LIBOR


For the three  months ended
  September 30, 1999           $  148,273   $  1,996     5.27%    5.28%        5.80%      (.52)%         -0.01%        (0.53)%
For the three  months ended
  September 30, 1998           $2,969,455   $ 43,412     5.72%    5.62%        5.63%      (0.01)%        0.10%         0.09%

For the nine months ended
  September 30, 1999           $  384,259   $ 15,972     5.48%    5.07%        5.35%      (0.28)%        0.41%         0.13%
For the nine months ended
  September 30, 1998           $3,240,113   $139,692     5.69%    5.64%        5.68%      (0.04)%        0.05%         0.01%


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

INTEREST RATE SWAPS

          The Company did not enter into any swaps during the nine months ended September 30, 1999.

          During the three months and nine months ended September 30, 1998, the Company had outstanding interest rate swaps with the original notional amounts stated below. Under these agreements, the Company received a floating rate and paid a fixed rate. As part of its asset/liability management process, the Company entered into interest rate agreements such as interest rate caps, floors and swaps. The agreements were entered into to reduce interest rate risk and were designed to provide income and capital appreciation to the Company in the event of certain changes in interest rates.


                                                       INTEREST RATE SWAP TERMS
                                                        (dollars in thousands)


                                                                           AVERAGE
                                                  NOTIONAL      FIXED     FLOATING        NET
                                                   AMOUNT       RATE        RATE         LOSS

For the three months ended September 30, 1998    $ 550,000      7.41%       5.65%    $ (3,857)
For the nine months ended September 30, 1998     $ 550,000      7.41%       5.65%    $(12,312)


          During the three months ended September 30, 1998, the Company entered into and terminated interest rate swaps with notional amounts totaling $485 million and incurred a realized loss of $25.8 million, which is included as a reduction of the gain on sale of securities in the statement of operations.

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

NET INTEREST INCOME

          Net interest income, which equals interest income less interest expense, totaled $2.5 million for the three months ended September 30, 1999 compared to $6.6 million for the three months ended September 30, 1998. Net interest income totaled $11.7 million for the nine months ended September 30, 1999 compared to $25.1 million for the nine months ended September 30, 1998. Net interest rate spread, which equals the yield on the Company's interest earning assets (excluding cash) less the average cost of funds for the period was 3.04% and 2.20% for the three months and nine months ended September 30, 1999, respectively, compared to 0.88% and 0.99% for the three months and nine months ended September 30, 1998, respectively. The decrease in net interest income for the three months and nine months ended September 30, 1999 compared to the three months and nine months ended September 30, 1998 was due to the Company's substantially reduced investment portfolio. The net interest rate spread increased for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 due to the mix of Mortgage Assets in the Company's investment portfolio, which contained a greater percentage of less liquid securities which finance at higher spreads for the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

          The table below shows interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the three months and nine months ended September 30, 1999 and 1998.


                                                NET INTEREST INCOME
                                              (dollars in thousands)

                                                                                                 NET INCOME
                                   AVERAGE        INTEREST                      INTEREST         ON
                                   AMORTIZED      INCOME ON     AVERAGE         INCOME ON        CONTRACTUAL         TOTAL
                                   COST OF        INVEST-       CASH            CASH             COMMIT-             INTEREST
                                   SECURITIES     MENTS         EQUIVALENTS     EQUIVALENTS      MENTS               INCOME
For the three months ended
  September 30, 1999               $   166,034    $  3,854      $ 44,205        $   595          $    --             $  4,449
For the three months ended
  September 30, 1998               $ 3,129,845    $ 52,792      $ 25,969        $ 1,034          $ (3,857)           $ 49,969
For the nine months ended
  September 30, 1999               $   436,042    $ 26,075      $ 40,603        $ 1,559          $    --             $ 27,634
For the nine months ended
  September 30, 1998               $ 3,425,760    $ 173,647     $ 52,599        $ 3,458          $ (12,312)          $164,793

                                                NET INTEREST INCOME
                                              (DOLLARS IN THOUSANDS)

                                   YIELD ON
                                   AVERAGE        AVERAGE
                                   INTEREST       BALANCE OF                    AVERAGE    NET
                                   EARNING        REPURCHASE     INTEREST       COST OF    INTEREST
                                   ASSETS         AGREEMENTS     EXPENSE        FUNDS      INCOME

For the three months ended
  September 30, 1999               8.28%          $  148,273     $  1,996        5.27%      $ 2,453
For the three months ended
  September 30, 1998               6.59%          $2,969,455     $ 43,412        5.72%      $ 6,557
For the nine months ended
  September 30, 1999               7.65%          $  384,259     $ 15,972        5.48%      $11,662
For the nine months ended
  September 30, 1998               6.67%          $3,240,113     $139,692        5.69%      $25,101


CREDIT CONSIDERATIONS

          The Company has not experienced credit losses on its investment portfolio to date, but losses may be experienced in the future. At September 30, 1999 and 1998, the Company had limited its exposure to credit losses on its portfolio by holding 71% and 87%, respectively, of its investments in Agency Certificates.

GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses ("operating expense" or "G&A expense") were $945,000 and $3.2 million for the three months and nine months ended September 30, 1999, respectively, consisting of fees paid to BlackRock Financial Management, Inc. of $375,000 and $1.13 million, salary expenses of $150,000 and $350,000 and fees paid to the Former Manager of $0 and $500,000 and professional and other miscellaneous fees. G&A expense were $1.7 million and $6.0 million for the three months and nine months ended September 30, 1998, respectively, consisting of management fees paid to the Former Manager of $590,000 and $2.0 million, incentive fees paid to the Former Manager of $34,000 and $1.4 million and professional and other miscellaneous fees. There were no differences in the calculation of G&A expense for taxable and GAAP income purposes. The "Efficiency Ratio" is the G&A expense divided by the net interest income.


                                                    G&A EXPENSE RATIOS
                                                  (dollars in thousands)
                                                                                             TOTAL G&A    TOTAL G&A
                                                                                             EXPENSE/    EXPENSE/
                                                      DEFERRED             OTHER     TOTAL   AVERAGE     AVERAGE     EFFICIENCY
                                MANAGEMENT INCENTIVE  STOCK    CONSULTING  G&A       G&A     ASSETS      EQUITY      RATIO
                                FEE        FEE        EXPENSE  FEE         EXPENSE   EXPENSE (ANNUALIZED)(ANNUALIZED)(ANNUALIZED)
For the three months ended
  September 30, 1999            $  --     $    --    $  --     $   375    $  570      $  945    1.50%     4.50%       38.54%
For the three months ended
  September 30, 1998            $ 591     $  (35)    $  275    $    --    $  831      $1,662    0.20%     3.01%       25.35%
For the nine months ended
  September 30, 1999            $ 500     $   --     $  --     $1,125     $1,475      $3,191    0.81%     4.43%       27.37%
For the nine months ended
  September 30, 1998            $1,991     $1,414    $1,047    $   --     $1,542      $5,994    0.21%4    3.14%       23.88%


NET (LOSS) INCOME AND RETURN ON AVERAGE EQUITY

          Net losses were $(0.68) million and $(14.95) million for the three months and nine months ended September 30, 1999, respectively, compared to net losses of $(39.5) million and $(52.6) million for the three months and nine months ended September 30, 1998, respectively. Return on average equity, on an unannualized basis, for the three months and nine months ended September 30, 1999 was (0.83%) and (15.75%), respectively, compared to (18.06)% and (20.60)%
for the three months and nine months ended September 30, 1998, respectively.

          The table below shows, on an unannualized basis, for the three months and nine months ended September 30, 1999 and 1998 the Company's net interest income, gain (loss) on sale of securities and G&A expense each as a percentage of average equity, and the return on average equity.


                                                COMPONENTS OF RETURN ON AVERAGE EQUITY

                                       NET INTEREST     GAIN (LOSS) ON        IMPAIRMENT LOSS
                                       INCOME/AVERAGE    SALE OF SECURITIES/  ON INTEREST-ONLY   G&A EXPENSE/    RETURN ON
                                       EQUITY            AVERAGE EQUITY       SECURITIES         AVERAGE EQUITY  AVERAGE EQUITY

For the three months ended
  September 30, 1999                    2.98%            (2.66)%                   --             1.15%          (0.83)%
For the three months ended
  September 30, 1998                    3.00%           (10.05)%               (10.25)%           0.76%          (18.06)%

For the nine months ended
  September 30, 1999                   12.29%           (24.67)%                   --             3.36%          (15.75)%
For the nine months ended
  September 30, 1998                    9.82%            (8.11)%               (19.97)%          2.34%          (20.60)%


DISTRIBUTIONS AND TAXABLE INCOME

          The Company has elected to be taxed as a REIT under the Code. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of securities. For the three months and nine months ended September 30, 1999, the Company estimated that it had no taxable income. For the three months ended September 30, 1999, the Company did not pay any dividends or distributions. For the nine months ended September 30, 1999, the Company made distributions totaling $35.6 million. For the nine months ended September 30, 1998, dividend declarations exceeded estimated taxable income by approximately $5.1 million, or $0.26 per share, based on the weighted average number of shares of common stock outstanding during the period.

FINANCIAL CONDITION

          INVESTMENTS

          As of September 30, 1999 and December 31, 1998, the Company's portfolio consisted of:


                                            AS OF SEPTEMBER 30, 1999              AS OF DECEMBER 31, 1998
                                            ------------------------

                                            DOLLAR AMOUNT                     DOLLAR AMOUNT
            SECURITIES                      (IN MILLIONS)       PERCENTAGE    (IN MILLIONS)     PERCENTAGE
            ----------                      --------------      ----------    --------------    -----------
  Agency Certificates..........              $  119               71%         $   681              82%
  Subordinate Interests........                  25               15%             73               9%
  IOs..........................                  13                8%             26               3%
  CMOs.........................                  --                --             25               3%
  Mortgage Loans...............                   4                2%              8               1%
  Other fixed-income assets....                   6                4%             13 (1)           2%
                                         -------------------------------------------------------------
                  Total                      $  167              100%         $   826             100%
                                         =============================================================

(1)      Included no emerging market securities.



          The Company reduced its portfolio of Mortgage Assets during the nine months ended September 30, 1999 in an attempt to reduce the portfolio's susceptibility to basis and interest rate risk and to create additional liquidity.

          Discount balances are accreted as an increase in interest income over the life of discount investments and premium balances are amortized as a decrease in interest income over the life of premium investments. At September 30, 1999 and December 31, 1998, the Company had on its balance sheet (excluding
IOs) $25.1 million and $32.7 million, respectively, total unamortized discount (which is the difference between the remaining principal value and the current historical amortized cost of investments acquired at a price below principal value) and $890,000 and $5.0 million, respectively, unamortized premium (which is the difference between the remaining principal amount and the current historical amortized cost of investments acquired at a price above principal value). The Company also had $97.0 million unamortized discount on IOs at September 30, 1999 compared to $26.8 million unamortized premium at December 31, 1998.

          Mortgage principal repayments received were $62.9 million for the nine months ended September 30, 1999. Given the Company's current portfolio composition, if mortgage principal repayment rates increase over the life of the Mortgage Securities comprising the current portfolio, all other factors being equal, the Company's net interest income should decrease during the life of such Mortgage Securities as the Company will be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates decrease over the life of such Mortgage Securities, all other factors being equal, the Company's net interest income should increase during the life of such Mortgage Securities as the Company will amortize its net premium balance over a longer time.

          The tables below summarize the Company's investments at September 30, 1999 and December 31, 1998.



                                         SECURITIES (EXCLUDING IOs)
                                           (dollars in thousands)


                                                                 AMORTIZED                  ESTIMATED     WEIGHTED
                                                                  COST TO                   FAIR VALUE    AVERAGE
                         PRINCIPAL       NET        AMORTIZED     PRINCIPAL     ESTIMATED   TO PRINCIPAL  LIFE
                         AMOUNT      DISCOUNT        COST         AMOUNT        FAIR VALUE  AMOUNT        (YEARS)

September 30, 1999        $192,976   $  (24,358)   $168,618       87.38%        $150,197     77.83%       6.7
December 31, 1998         $833,299   $  (27,644)   $805,655       96.68%        $791,221     94.95%       7.1


                                                  MORTGAGE LOANS
                                              (dollars in thousands)

                                                                       AMORTIZED                    ESTIMATED       WEIGHTED
                                                                        COST TO                     FAIR VALUE      AVERAGE
                              PRINCIPAL       NET        AMORTIZED     PRINCIPAL     ESTIMATED      TO PRINCIPAL    LIFE
                               AMOUNT       PREMIUM        COST         AMOUNT      FAIR VALUE      AMOUNT          (YEARS)

September 30, 1999           $    4,284    $     194     $   4,478      104.51%      $     4,478    104.51%         3.1
December 31, 1998            $    8,151    $     267     $   8,418      103.27%      $     8,417    103.27%         2.6


          At September 30, 1999, the Company had borrowing outstanding from two lenders compared to eight lenders at December 31, 1998. Such borrowings are generally short-term (7-day or 30-day terms) and may not be renewed by the lender at its discretion.

                                                IO SECURITIES
                                           (dollars in thousands)

                                                                    AMORTIZED                  ESTIMATED     WEIGHTED
                                          NET                       COST TO                    FAIR VALUE    AVERAGE
                               NOTIONAL   PREMIUM      AMORTIZED    NOTIONAL    ESTIMATED      TO NOTIONAL   LIFE
                               AMOUNT     (DISCOUNT)   COST (1)     AMOUNT      FAIR VALUE     AMOUNT        (YEARS)
September 30, 1999              $101,192   $(96,971)   $   4,221    4.17%       $ 12,649         12.50%       6.5
December 31, 1998               $454,690   $ 427,909   $  26,781    5.89%       $ 26,468          5.82%       7.1

   ---------------------
   (1) After provision for impairment.

          The table below shows unrealized gains and losses on the securities in the Company's portfolio at September 30, 1999 and December 31, 1998.


                                            UNREALIZED GAINS AND LOSSES
                                              (dollars in thousands)

                                                                         AT SEPTEMBER 30, 1999    AT DECEMBER 31, 1998
                                                                         ---------------------    ---------------------
Unrealized Gain                                                              $     8,502             $     12,182
Unrealized Loss                                                                  (18,495)                 (26,928)
Net Unrealized Loss                                                               (9,993)                 (14,746)
Net Unrealized Loss as % of  Investments Principal/Notional Amount                 (3.35)%                  (1.14)%
Net Unrealized Loss as % of Investments Amortized Cost                             (5.64)%                  (1.75)%

          The following table sets forth a schedule of Pass-Through Certificates and Mortgage Loans owned by the Company at September 30, 1999 and December 31, 1998 classified by issuer and by ratings categories.


                        PASS-THROUGH CERTIFICATES AND MORTGAGE LOANS BY ISSUER AND CREDIT RATING
                                                 (dollars in thousands)


                                                 AT SEPTEMBER 30, 1999                        AT DECEMBER 31, 1998
                                                 ---------------------                        --------------------
                                            CARRYING VALUE         PORTFOLIO MIX        CARRYING VALUE           PORTFOLIO MIX
                                            --------------         -------------        --------------           -------------
Agency Certificates                          $ 119,111                  71%               $   680,730                 83%
Privately Issued Certificates:
A Rating                                         --                     --                      7,596                  1%
BBB/Baa Rating                                   --                     --                     17,791                  2%
BB/Ba Rating and Other                          31,086                  17%                    85,105                 10%
IOs                                             12,649                   8%                    26,468                  3%
Mortgage Loans                                   4,478                   4%                     8,417                  1%
                                             ---------              -------               -----------        ------------
Total                                        $ 167,324                 100%               $   826,107                100%
                                             =========              =======               ===========        ============


          The following tables set forth information about the Company's portfolio of Subordinate Interests, IOs, CMOs, and other fixed-income assets as of September 30, 1999 and December 31, 1998.


                              SUBORDINATE INTERESTS
                             (dollars in thousands)

                                                  MARKET VALUE AT
                                                  -----------------
DESCRIPTION                    SEPTEMBER 30, 1999       DECEMBER 31, 1998
-----------                    ------------------       -----------------
Commercial                      $     19,784            $      45,292
Residential                            4,780                   27,337


                                  IO SECURITIES
                             (dollars in thousands)

                                                   MARKET VALUE AT
                                                   ---------------
DESCRIPTION           COUPON       SEPTEMBER 30, 1999      DECEMBER 31, 1998
-----------           ------       ------------------      -----------------
Commercial            Fixed           $         --           $     16,140
Residential           Floating             12,649                 10,328


                                      CMOs
                             (dollars in thousands)

                                                  MARKET VALUE AT
                                                  ---------------
DESCRIPTION           RATING       SEPTEMBER 30, 1999          DECEMBER 31, 1998
-----------           ------       ------------------          -----------------
Residential           BBB             $       --                 $    17,792
Residential           A                       --                       7,596


                            OTHER FIXED-INCOME ASSETS
                             (dollars in thousands)

                                              MARKET VALUE AT
                                              ---------------

DESCRIPTION                    SEPTEMBER 30, 1999          DECEMBER 31, 1998
-----------                    ------------------          ------------------
CBO/CLO                            $     6,522               $      12,478


BORROWINGS

          To date, the Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's investments. These borrowings appear on the balance sheet as repurchase agreements. Substantially all of the Company's investments are currently accepted as collateral for such borrowings. The Company has not established, and currently does not intend to establish, permanent lines of credit. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company's financing objectives. At September 30, 1999, the Company had borrowings outstanding from two lenders, compared to eight lenders at December 31, 1998. Such borrowings are generally short-term (7-day or 30-day terms) and may not be renewed by the lender at its discretion. Certain lenders have reduced the funds made available to the Company for pledges of certain less liquid securities.

          For the nine months ended September 30, 1999, the term to maturity of the Company's borrowings has ranged from one day to 4.2 years, with a weighted average remaining maturity of 29 days at September 30, 1999. At September 30, 1999, the Company had outstanding $133.4 million of repurchase agreements. At September 30, 1999, the weighted average cost of funds for all of the Company's borrowings was 5.41% and investments actually pledged had an estimated fair value of $140.8 million.

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

          During 1998, events in the financial markets (including the dislocation in the market for fixed-income securities, the tightening of credit available for investment in securities and the decrease in value of mortgage securities due to prepayment risk) had an adverse effect on the Company's ability to borrow funds and may continue to have such an effect. To address concerns with respect to possible decreased liquidity, the Company has reduced its portfolio and sold securities. During the nine months ended September 30, 1999, the Company sold approximately $587 million of Mortgage Assets, including approximately $496 million of Agency Certificates.

          The availability of financing for the Company's portfolio has been stable during the first three quarters of 1999. This is in sharp contrast to the third and fourth quarters of 1998, which saw a significant decline in the availability of financing. While financing is not as easily available as it was in early 1998, the Company believes it can adequately finance its portfolio given current market conditions.

          In June 1998, the Board of Directors increased the amount of Common Stock authorized to be repurchased under the Company's stock repurchase program to $30 million. Pursuant to the repurchase program, during the nine months ended September 30, 1999, the Company has used the proceeds of sales of, and payments from, its portfolio securities to repurchase 2,932,700 shares of Common Stock for $10,261,470 in open market transactions. Such purchases were made at a weighted average price per share of $3.50 (excluding commission costs). As of December 31, 1998, the Company had repurchased 2,300,466 shares of Common Stock for $19.3 million in open market transactions. Such purchases were made at a weighted average price per share of $8.41 (excluding commission costs). The repurchased shares have been returned to the Company's authorized but unissued shares of Common Stock as treasury shares.

STOCKHOLDERS' EQUITY

          The Company uses "available-for-sale" treatment for its securities; these assets are carried on the balance sheet at estimated market value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at September 30, 1999 was $73.7 million, or $4.95 per share, compared to $127.6 million, or $7.17 per share, at December 31, 1998. If the Company had used historical amortized cost accounting, the Company's equity base at September 30, 1999 would have been $81.58 million, or $5.48 per share compared to $142.3 million, or $7.99 per share, at December 31, 1998.

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

          Unrealized changes in the estimated net market value of securities have one direct effect on the Company's potential earnings and dividends: positive mark-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes in the net market value of the Company's securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Accumulated Other Comprehensive Income (Loss)" was $(7.9) million, or (4.43)% of the amortized cost of securities at September 30, 1999 and $(14.7) million, or (1.75)% of the amortized cost of securities at December 31, 1998.

          In accordance with SFAS No. 115, an entity should recognize an other-than-temporary impairment when it intends to sell a specifically identified available-for-sale debt security at a loss shortly after the balance sheet date. The write-down for the impairment should be recognized in earnings in the period in which the decision is made. The Company reclassified an amount of approximately $2.1 million from unrealized loss to realized loss for securities sold in October 1999, as the decision to sell them was made in September 1999.

          The table below shows the Company's equity capital base as reported and on a historical amortized cost basis at September 30, 1999 and at December 31, 1998. The historical cost equity basis is influenced by issuances of Common Stock, the level of GAAP earnings as compared to dividends declared, and other factors. The GAAP reported equity base is influenced by these factors plus changes in the "Accumulated Other Comprehensive Income (Loss)" account.


                                                 STOCKHOLDERS' EQUITY
                                    (dollars in thousands, except per share data)

                                             NET UNREALIZED       GAAP       HISTORICAL        GAAP
                               HISTORICAL       LOSSES ON       REPORTED      AMORTIZED      REPORTED
                                AMORTIZED        ASSETS          EQUITY         COST          EQUITY
                               COST EQUITY      AVAILABLE         BASE         EQUITY      (BOOK VALUE
                                  BASE           FOR SALE     (BOOK VALUE)    PER SHARE     PER SHARE)

At September 30, 1999           $ 81,576            $(7,854)        $73,722     $5.48         $4.95
At December 31, 1998            $142,303           $(14,746)       $127,557     $7.99         $7.17


CAPITAL AND LEVERAGE STRATEGIES

          The Company's operations are leveraged approximately 2.8 to 1 at September 30, 1999 compared to 6.9 to 1 at December 31, 1998. At September 30, 1999, the Company's equity-to-assets ratio was 35.32%, and has ranged from a high of approximately 35.32% to a low of approximately 9.94% during the past nine months. Initially, the Company financed its acquisition of Mortgage Assets through proceeds of its initial public offering and several concurrent private placements, and currently finances any acquisitions primarily by borrowing against or "leveraging" its existing portfolio and using the proceeds to acquire additional Mortgage Assets. The Company's target for its equity-to-assets ratio depends on market conditions and other relevant factors.

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

          The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as interest-earning assets net of interest-bearing liabilities. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 1999 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.


                                PROJECTED PERCENTAGE CHANGE       NET PORTFOLIO
   CHANGE IN INTEREST RATE      IN NET INTEREST INCOME            VALUE
   -----------------------      ---------------------------       -------------

- 400 Basis Points                  (33)%                          (4)%
- 300 Basis Points                  (36)%                          (6)%
- 200 Basis Points                  (28)%                          (6)%
- 100 Basis Points                  (16)%                          (2)%
Base Interest Rate                   --                             --
+ 100 Basis Points                   12%                           (1)%
+ 200 Basis Points                   21%                           (4)%
+ 300 Basis Points                   22%                           (10)%
+ 400 Basis Points                   14%                           (16)%


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

          The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at September 30, 1999. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) floating-rate securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and (ii) fixed-rate Mortgage Assets reflect estimated prepayments, which were estimated based on analyses of broker estimates. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.


                                                                     SEPTEMBER 30, 1999
                                              --------------------------------------------------------
                                                                     MORE THAN
                                              WITHIN 3    4 TO 12   1 YEAR TO 3     3 YEARS
                                               MONTHS      MONTHS      YEARS        AND OVER     TOTAL
                                              --------   ---------  -----------     --------     -----
                                                                (dollars in thousands)
Rate-Sensitive Assets:

Mortgage Assets..........................    $ 51,601    $ 4,780    $ 4,478       $ 146,418    $ 207,205

Rate-Sensitive Liabilities:
Repurchase agreements....................     133,393       -           -             -          133,393

Interest rate sensitivity gap............     (81,792)     4,780      4,478         146,418

Cumulative interest rate sensitivity
  gap....................................     (81,792)   (77,012)   (72,534)         73,884

Cumulative interest rate sensitivity
  gap as a percentage of total rate-
  sensitive assets.......................         (40)%      (37)%      (35)%            36%


                               GARTNER TO PROVIDE

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          At September 30, 1999, there were no legal proceedings to which the Company was a party or of which any of its properties were subject.

Item 2.   Changes in Securities and Use of Proceeds

          Not applicable.

Item 3.   Defaults Upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          On November 15, 1999, the Company announced that its Board of Directors has authorized management to conduct a competitive sale of approximately $30 million of its less liquid portfolio assets as part of its ongoing program to reduce the volatility of the Company's assets, that the Company expects to distribute information to qualified potential purchasers over the next 30 days and close the sales in January 2000, that the Board will review other steps to increase shareholder value at that time, and that based on the Company's projections of its taxable income, it will not have an obligation to make further distributions in 1999 to maintain its REIT status. In addition, on that date, the Company announced that the Board also approved the repurchase of up to an additional $10 million of the Company's common stock pursuant to the stock repurchase program in light of the successful completion of the initial repurchase program.

          On November 5, 1999, the Company received an unsolicited letter from Ellington Management Group, LLC ("Ellington"), an investment advisor to an investment fund which holds 9.85% of the Company's outstanding common stock. Ellington stated that it desires to discuss a negotiated acquisition of the Company by funds managed by Ellington in a two step transaction which would begin with a tender offer for the Company's common stock and would be followed by a back-end merger, at a price of $4.15 per share. On November 10, 1999, the Company announced that its Board of Directors, after consulting with the Company's financial advisor, Lehman Brothers Inc., and outside legal counsel, authorized the Company to enter into discussions with Ellington concerning its proposed acquisition of the Company. On November 15, 1999, the Company announced that the Board agreed to inform Ellington that, based upon the advice of its financial advisor, its proposal of November 5, 1999 did not provide shareholders sufficient value, that the Board also approved providing certain confidential operating information to Ellington based upon Ellington's representation that the price at which it would tender may be subject to improvement after review of the requested information, and that the Company is not currently engaged in negotiations with Ellington.

          On November 1, 1999 the Company announced that Mariner Mortgage Management, LLC ("Mariner") has agreed to serve as the external manager of the Company and be responsible for day-to-day management of the Company's investments; William J. Michaelcheck, the Chairman of Mariner, has been appointed President and Chief Executive Officer of the Company, and Frederick N. Khedouri, an independent Director of the Company who has been acting as non-executive President, has resigned as President and been elected Chairman of the Board of Directors; the Company is terminating its consulting arrangement with BlackRock Financial Management, Inc. upon completion of the transition to Mariner; and Robert J. Gartner, who is Vice President of the Company and responsible for day-to-day investment decisions for the Company, will resign upon completion of the transition to Mariner. The Company estimates that the restructuring of its management will reduce its base annual operating expenses (before incentive fees, if any) from approximately $0.14 per share to approximately $0.02 per share.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

         Exhibit 27.1 - Financial Data Schedule
         Exhibit 99.1 - Press Release dated November 15, 1999

(b) Reports

         None.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LASER MORTGAGE MANAGEMENT, INC.



Dated:  November 15, 1999                    By:  /S/ WILLIAM J. MICHAELCHECK
                                                  ----------------------------
                                             (principal executive officer)
                                             (authorized officer of registrant)

                                  EXHIBIT INDEX


EXHIBIT NUMBER                        EXHIBIT
--------------                        --------

          3.1 Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-35673))

          3.2 Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-35673))

          27.1*     Summary Financial Data

          99.1*     Press Release dated November 15, 1999

----------
* Filed herewith.