Form 10-K
period 1999-12-31
LASER MORTGAGE MANAGEMENT INC
filed 2000-03-30
CIK 1046099

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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


               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
                      C\O MARINER MORTGAGE MANAGEMENT, LLC
                      65 EAST 55TH STREET, NEW YORK, 10022

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 758-2024

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

          AT MARCH 24, 2000, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $55,052,371, BASED UPON THE CLOSING SALE PRICE OF THE COMMON STOCK ON THE NEW YORK STOCK EXCHANGE ON THAT DATE. AT MARCH 24, 2000, THE REGISTRANT HAD OUTSTANDING 14,839,583 SHARES OF COMMON STOCK.

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT ISSUED IN CONNECTION WITH THE 2000 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO
PART III HEREOF.

                         LASER MORTGAGE MANAGEMENT, INC.

                                TABLE OF CONTENTS


                                     PART I

     Item 1.   Business......................................................3

     Item 2.   Properties...................................................18

     Item 3.   Legal Proceedings............................................18

     Item 4.   Submission of Matters to a Vote of Security Holders..........18


                                     PART II

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters..........................................19

     Item 6.   Selected Financial Data......................................20

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................21

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...34

     Item 8.   Financial Statements and Supplementary Data..................35

     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................35


                                    PART III

     Item 10.  Directors and Executive Officers of the Registrant...........35

     Item 11.  Executive Compensation.......................................35

     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management...............................................36

     Item 13.  Certain Relationships and Related Transactions...............36


                                     PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K..................................................36

     Financial Statements...................................................F-1

                                     PART I

ITEM 1.  BUSINESS.

          REFERENCE IS MADE TO THE GLOSSARY COMMENCING ON PAGE 37 OF THIS REPORT FOR DEFINITIONS OF TERMS USED IN THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS AND ELSEWHERE IN THIS REPORT.

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

          Mariner Mortgage Management, LLC ("Mariner"), an affiliate of Mariner Investment Group, Inc., manages the Company's day-to-day operations.

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

          The Company has been delevering its portfolio by selling certain securities and repaying borrowings in an attempt to reduce the portfolio's susceptibility to basis and interest rate risk and to create additional liquidity. As of December 31, 1999, based upon "available-for-sale" accounting treatment, the Company's net asset value per share was $4.91 per share. During the year ended December 31, 1999, the Company reduced its portfolio by approximately $721 million at a loss of approximately $(19.8) million.

RECENT DEVELOPMENTS

          On November 15, 1999, the Company announced that its Board of Directors authorized management to conduct a competitive sale of its less liquid portfolio assets as part of its ongoing program to reduce the volatility of the Company's assets. As of February 29, 2000, the Company has approximately $11 million (based on December 31, 1999 estimated fair value) of these assets remaining to be sold.

INVESTMENT STRATEGY

          The Company was organized to create and manage an investment portfolio, principally of Mortgage Assets, that, in combination with financing and hedging activities, would generate income for distribution to its stockholders while preserving the Company's capital base. The Company maintained a portfolio at its peak of approximately $3.8 billion of Mortgage Assets in June 1998. Since June 1998, the Company has been delevering its portfolio of Mortgage Assets.

          The Company is authorized to acquire the following types of investments: (1) fixed and adjustable rate mortgage pass-through certificates ("Pass-Through Certificates"), which are securities collateralized by pools of Mortgage Loans issued and sold to investors by private, non-governmental issuers ("Privately-Issued Certificates") or by various U.S. government agencies or instrumentalities, such as the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA") (collectively, "Agency Certificates"); (2) collateralized mortgage obligations, including regular interests in REMICs ("CMOs"), which are fixed and adjustable rate debt obligations collateralized by Mortgage Loans or Pass-Through Certificates; (3) Mortgage Loans; (4) mortgage derivative securities ("Mortgage Derivatives"), including interest-only securities ("IOs") which receive only certain interest payments from a pool of Mortgage Securities or Mortgage Loans; (5) subordinate interests ("Subordinate Interests"), which are classes of Mortgage Securities junior to other classes of Mortgage Securities in the right to receive payments from the underlying Mortgage Loans; and (6) other fixed-income securities in an amount not to exceed 5% of total assets. Consistent with the Company's policy of maintaining its status as a REIT for federal income tax purposes, substantially all of the Company's assets consist of assets of the type described in Section 856(c)(5)(b) of the Code ("Qualified Real Estate Assets"). See "--Description of Assets" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Investments."

          The Company is required to invest at least 70% of its total assets (the "70% Asset Group") in (i) securities which are rated within one of the two highest ratings categories by one of the Rating Agencies but not guaranteed by the U.S. government or an agency or instrumentality thereof, such as FHLMC and FNMA Certificates, (ii) securities which are unrated but are guaranteed by the U.S. government or an agency or instrumentality thereof or (iii) Mortgage Loans to borrowers who would otherwise meet FHLMC, FNMA or GNMA guidelines, except with respect to the size of the loans. At December 31, 1999, 84% of the Company's total assets were in the 70% Asset Group.

          The remainder of the Company's assets, not to exceed 30% of its total assets (the "30% Asset Group"), may consist of Mortgage Loans (other than those included in the 70% Asset Group), retained Subordinate Interests and fixed-income securities (other than those included in the 70% Asset Group) that are primarily Qualified Real Estate Assets but also include non-investment grade high yield corporate debt. To attempt to minimize the potentially higher level of credit and liquidity risk of these securities, the Company has attempted to limit its investments in, and diversify its portfolio of, securities in the 30% Asset Group. At December 31, 1999, 16% of the Company's total assets were in the 30% Asset Group.

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

          As a requirement for maintaining REIT status, the Company intends to distribute to stockholders aggregate distributions equaling at least 95% (90% after 2000) of its Taxable Income. See "--Federal Income Tax Considerations." As described above, the Company anticipates making additional distributions of capital to stockholders from time to time. Subject to the limitations of applicable state securities and corporation laws, the Company may distribute capital by making purchases of its own capital stock or making distributions in excess of earnings.

OPERATING POLICIES AND STRATEGIES

          The Company adopted compliance guidelines, including restrictions on acquiring, holding and selling assets, to ensure that the Company continues to qualify as a REIT. Before acquiring any asset, the Company determines whether such asset would constitute a Qualified Real Estate Asset. Substantially all of the assets that the Company intends to acquire are expected to be Qualified Real Estate Assets. The Company regularly monitors purchases of Mortgage Assets and the income generated from such assets, including income from its hedging activities, in an effort to ensure that at all times the Company maintains its qualification as a REIT and its exemption under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Mariner, in conjunction with a nationally recognized independent public accounting firm, has developed internal accounting and testing procedures for the Company and monitors and conducts quarterly compliance reviews to determine compliance with the REIT Provisions of the Code.

          CAPITAL AND LEVERAGE POLICIES

          The Company's operations were leveraged approximately 1.6 to 1 as of December 31, 1999. The Company has been delevering its portfolio since June 1998, thereby increasing its equity-to-assets ratio. At December 31, 1999, the Company's equity-to-assets ratio was 61.7%, and ranged from a high of 61.7% to a low of 14.6% during 1999. Initially, the Company financed its acquisition of Mortgage Assets through proceeds of its initial public offering in December 1997 and several concurrent private placements, and subsequently financed any acquisitions primarily by borrowing against or "leveraging" its existing portfolio and using the proceeds to acquire additional Mortgage Assets. The Company's target for its equity-to-assets ratio depends on market conditions and other relevant factors.

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

          Reverse repurchase agreements also require the Company to deposit additional collateral (a "margin call") or reduce its borrowings thereunder, if the market value of the pledged collateral declines. This may require the Company to sell Mortgage Assets to provide such additional collateral or to reduce the amount borrowed. If these sales were made at prices lower than the carrying value of the Mortgage Assets, the Company would experience losses. Principally during the third quarter of 1998, the Company was subject to numerous margin calls under its collateralized borrowings and was forced to sell Mortgage Assets to reduce the amount borrowed which resulted in losses to the Company. In 1998, the Company realized a loss of $(52.4) million, or $(2.62) per weighted average share, on sales of Mortgage Securities and terminations of interest rate swaps as the Company raised cash to meet increased margin requirements.

          During the years ended December 31, 1999 and 1998, the Company met every margin call initiated by its lenders despite the devaluation of the Company's portfolio, which substantially reduced the Company's liquidity. As of December 31, 1999 and 1998, the Company's cash and cash equivalents balance was $16.0 million and $30.4 million, respectively. The Company believes that it has sufficient assets to meet margin calls.

          INTEREST RATE RISK MANAGEMENT STRATEGY AND HEDGING ACTIVITIES

          The Company expects to follow an interest rate risk management strategy designed to protect against the adverse effects of major interest rate changes. The Company may enter into hedging transactions which include interest rate swaps, interest rate collars, caps, floors and options. These instruments are used to hedge as much of the interest rate risk of the Company as the Company determines is in the best interest of the stockholders, given the cost of such hedges and the need to maintain the Company's status as a REIT.

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

          The Company did not enter into any interest rate swaps during the year ended December 31, 1999, after having used them extensively in 1997 and 1998.

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

          PASS-THROUGH CERTIFICATES

          The Company's investments in Mortgage Securities are concentrated in Pass-Through Certificates. The Pass-Through Certificates the Company acquires consist primarily of fixed and adjustable rate Agency Certificates and Privately-Issued Certificates and represent interests in Mortgage Loans primarily secured by liens on single-family residential, multi-family residential and commercial real properties, but also may be secured by liens on other types of real property. As of December 31, 1999, 64% of the Company's portfolio consisted of Pass-Through Certificates.

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

          SUBORDINATE INTERESTS

          The Company is permitted to acquire Subordinate Interests in pools of Mortgage Loans securitized by others. The credit quality of Mortgage Loans and Mortgage Securities collateralized by underlying Mortgage Loans depends on a number of factors, including their loan-to-value ratio, their terms and the geographic diversification of the properties securing the Mortgage Loans and, in the case of multi-family and commercial properties, the creditworthiness of tenants. As of December 31, 1999, 19% of the Company's portfolio consisted of Subordinate Interests.

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

          MORTGAGE DERIVATIVES

          The Company is permitted to invest in Mortgage Derivatives, including IOs, Inverse IOs, Sub IOs and floating rate derivatives. Mortgage Derivatives provide for the holder to receive interest only, principal only, or interest and principal in amounts that are disproportionate to those payable on the underlying Mortgage Loans. Payments on Mortgage Derivatives are highly sensitive to the rate of prepayments on the underlying Mortgage Loans. If the actual prepayment rate on such Mortgage Loans is more rapid than anticipated, the rates of return on Mortgage Derivatives representing the right to receive interest only or a disproportionately large amount of interest, I.E., IOs, would be likely to decline. Conversely, the rates of return on Mortgage Derivatives representing the right to receive principal only or a disproportionate amount of principal, I.E., POs, would be likely to increase in the event of rapid prepayments. As of December 31, 1999, 8% of the Company's portfolio consisted of Mortgage Derivatives, all of which were IOs.

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

          CMOS

          The Company is permitted to invest in CMOs, including adjustable rate and fixed rate CMOs issued by private issuers or FHLMC, FNMA or GNMA. CMOs are a series of bonds or certificates ordinarily issued in multiple classes, each of which consists of several classes with different maturities and often complex priorities of payment, secured by a single pool of Mortgage Loans, Pass-Through Certificates, other CMOs or other Mortgage Assets. Principal prepayments on collateral underlying a CMO may cause it to be retired substantially earlier than the stated maturities or final distribution dates. Interest is paid or accrues on all interest bearing classes of a CMO on a monthly, quarterly or semi-annual basis. The principal and interest on underlying Mortgages Loans may be allocated among the several classes of a series of a CMO in many ways, including pursuant to complex internally leveraged formulas that make the CMO class especially sensitive to interest rate or prepayment risk. As of December 31, 1999, the Company did not own any CMOs.

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

          MORTGAGE LOANS

          The Company is permitted to invest in fixed and adjustable-rate Mortgage Loans secured by first or second liens on single-family (one-to-four unit) residential, multi-family residential, commercial or other real property as part of its investment strategy. As of December 31, 1999, 4% the Company's portfolio consisted of Mortgage Loans.

          The Company may acquire Mortgage Loans directly from Mortgage Sellers which include originators, and entities holding Mortgage Loans originated by others throughout the United States, such as savings and loan associations, banks, mortgage bankers, home builders, insurance companies and other mortgage lenders. The Board of Directors of the Company has not established any limits upon the geographic concentration of Mortgage Loans to be acquired by the Company or the credit quality of the Mortgage Sellers.

          OTHER FIXED-INCOME ASSETS

          The Company is permitted to invest in fixed-income securities that are not Mortgage Assets, including securities issued by corporations or issued or guaranteed by the U.S. government or its agencies or instrumentalities, loan participations, emerging market debt, non-investment grade high yield corporate debt and collateralized bond obligations, denominated in U.S. dollars and foreign currencies. In connection with the Company's investment in such securities, particularly collateralized loan obligations and collateralized bond obligations, the Company is permitted to pay fees to unrelated third-party managers. A portion of these assets will be securities which are included in the 30% Asset Group. The Company will invest no more than 5% of its assets in such fixed-income securities. In June 1998, at the peak of its portfolio, the Company owned approximately $70 million of other fixed income assets. As of December 31, 1999, 4% of the Company's portfolio consisted of other fixed-income assets.

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

MANAGEMENT AGREEMENT WITH MARINER MORTGAGE MANAGEMENT, LLC

          On November 1, 1999, the Company announced that Mariner agreed to serve as the external manager of the Company and be responsible for day-to-day management of the Company's investments. William J. Michaelcheck, the Chairman of Mariner, was appointed President and Chief Executive Officer of the Company. Upon completion of the transition to Mariner, the Company terminated its consulting arrangement with BlackRock Financial Management, Inc. ("BlackRock") and Robert J. Gartner, who was Vice President of the Company and responsible for day-to-day investment decisions for the Company, resigned.

          Under the Company's agreement with Mariner, Mariner is entitled to receive an (1) annual base management fee payable monthly in cash equal to 0.45% of the aggregate value of the Company's outstanding equity as of the end of such month and (2) incentive fee payable annually in newly issued stock of the Company. The incentive fee will equal:

          o 10% of the amount by which the market price of the Company's common stock (plus any distributions) at the end of 12 months exceed $3.63 per share (which approximates the average closing price of the Company's common stock for the fifteen days ended October 29, 1999) up to the equivalent of $4.00 per share;

          o         15% of amounts over $4.00 per share up to $4.50 per share;
                    and

          o         20% of amounts over $4.50 per share.

The agreement has a one-year term, but is terminable by the Company without cause or penalty on 30 days' notice. Mariner may terminate the agreement in limited circumstances. In addition, Mariner is entitled to receive a minimum fee if the Company adopts a plan of liquidation prior to the expiration of the agreement.

          As of December 31, 1999, the Company accrued approximately $42,000 in management fees to Mariner.

EVENTS LEADING TO TERMINATION OF MANAGEMENT AGREEMENT WITH LASER ADVISERS INC. AND ADOPTION OF PORTFOLIO MANAGEMENT STRATEGY

          In late June 1998, the Company's Board of Directors was advised by LASER Advisers Inc. (the "Former Manager") of certain pricing and other irregularities in connection with Shetland Fund Ltd., one of the private investment funds (the "Affiliated Funds") advised and managed by the Former Manager which invested in Mortgage Securities. The reported irregularities included the failure to obtain dealer quotes for securities, the failure to obtain more than a single quote in certain instances, mispricing bids, misplaced records, missing records and improperly identified securities in the portfolio. In July 1998, the Company's Board of Directors was informed by the Former Manager that the irregularities detected in the Affiliated Fund did not affect the portfolio of securities held by the Company and that certain procedural deficiencies existed at the Former Manager which allowed for the irregularities. On July 29, 1998, the Former Manager announced certain administrative changes, including the resignation of Michael L. Smirlock as Chief Executive Officer of the Former Manager and the removal of Mr. Smirlock from trading and day-to-day participation in the Former Manager's activities. Mr. Smirlock continued as Chairman of the Board and a majority stockholder of the Former Manager.

          On July 30, 1998, the Company's Board of Directors terminated the employment of Michael L. Smirlock as Chief Executive Officer and President of the Company and removed Mr. Smirlock as Chairman of the Board of the Company. Mr. Smirlock remained a director of the Company through September 1999, although the Board of Directors requested his resignation. The day-to-day portfolio management decisions for the Former Manager on behalf of the Company from July 30, 1998 through March 2, 1999 were made jointly by Peter T. Zimmermann (until his earlier resignation described below) and Robert J. Gartner, then officers of the Former Manager. On July 30, 1998, the Company also accepted the resignation of two of its directors, David A. Tepper and William Marshall, effective that day. Both Mr. Tepper and Mr. Marshall advised the Company that they had resigned due to other commitments. Mr. Tepper remained a director and minority stockholder of the Former Manager. The Board elected Jonathan Ilany as a member of the Company's Board of Directors.

          On October 2, 1998, the Company's Board of Directors authorized its financial advisor, Lehman Brothers Inc. ("Lehman Brothers"), promptly to solicit offers to acquire the Company or all, or substantially all, of its assets. Lehman Brothers, after soliciting offers to acquire the Company, did not receive any firm bids. Lehman Brothers no longer is actively soliciting bids on behalf of the Company, although it will receive for evaluation bids from interested persons. Also on October 2, 1998, the Company's Board of Directors engaged BlackRock as its consultant to review the Company's portfolio and to make recommendations designed to reduce the portfolio's susceptibility to basis and interest rate risk and to create additional liquidity. BlackRock recommended to the Company that the Former Manager delever the Company's portfolio by selling certain Mortgage Assets.

          On December 15, 1998, the Company was informed by the Former Manager of its resignation as investment adviser to four of the Affiliated Funds, Steed Finance LDC, Quarter Horse Finance Ltd., Shetland Fund Ltd. and Trakehner Fund L.P., and that it would continue to manage investments for Mustang Investment Limited Partnership. All references to the Affiliated Funds herein relate to Mustang Investment Limited Partnership and the other four Affiliated Funds previously managed by the Former Manager.

          On March 2, 1999, the Company announced that the Company and the Former Manager terminated the agreement under which the Former Manager served as the external manager of the Company, and that the Company had become advised internally by Mr. Gartner, Vice President of the Company. Mr. Gartner had been actively engaged in the management of the Company's portfolio by the Former Manager since the Company's inception and had resigned his post at the Former Manager to become a full-time employee of the Company. The Company also announced that BlackRock had agreed to extend its consulting engagement with the Company, that Thomas Jonovich, Chief Financial Officer and Treasurer of the Company, and Jonathan Green, General Counsel of the Company, resigned effective March 2, 1999, that Peter T. Zimmermann, Vice President and Chief Operating Officer of the Company, resigned effective January 11, 1999 and that the Former Manager agreed to assist the Company with the transfer of the advisory function to the Company. Mr. Smirlock subsequently resigned as Director of the Company in September 1999.

          For the year ended December 31, 1999, consulting fees paid to BlackRock were $1.1 million and management fees paid to the Former Manager were $500,000.

FEDERAL INCOME TAX CONSIDERATIONS

GENERAL

          Since its inception, the Company has elected to be taxed as a REIT under the REIT Provisions of the Code for federal income tax purposes, and such election has not been revoked. The Company currently expects that it will continue to operate in a manner that permits the Company to maintain its qualification as a REIT. This treatment will permit the Company to deduct dividend distributions to its stockholders for Federal income tax purposes, thus effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to its stockholders in the form of dividends.

          There can be no assurance, however, that the Company will qualify as a REIT in any particular taxable year, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the circumstances of the Company. If the Company were not to qualify as a REIT in any particular year, it would be subject to federal income tax as a regular, domestic corporation, and its stockholders would be subject to tax in the same manner as stockholders of such corporation. In this event, the Company could be subject to potentially substantial income tax liability in respect of each taxable year that it fails to qualify as a REIT, and the amount of earnings and cash available for distribution to its stockholders could be significantly reduced or eliminated. In addition in any year, the Company may be subject to a 4% federal excise tax to the extent the Company does not distribute 85% of its REIT ordinary income for such year and 95% of its REIT capital gain net income for such year.

REQUIREMENTS FOR QUALIFICATION

          The following is a brief summary of certain technical requirements that the Company must meet on an ongoing basis in order to qualify, and remain qualified, as a REIT under the Code:

                  STOCK OWNERSHIP TESTS

          The capital stock of the Company must be transferable stock held, beginning with its January 1, 1998 taxable year, by at least 100 persons during at least 335 days of a taxable year of 12 months (or during a proportionate part of a taxable year of less than 12 months), and no more than 50% of the value of such capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of the taxable year. If the Company did not know, or have reason to know, that its capital stock was owned directly or indirectly by five or fewer individuals, it will be treated as having more than five owners as long as it complied with Treasury regulations that provide rules on ascertaining actual ownership. Tax-exempt entities, other than private foundations, certain unemployment compensation trusts and certain charitable trusts generally are not treated as individuals for these purposes. In addition, the Charter provides restrictions regarding the transfer of the Company's shares to assist in meeting the stock ownership requirements. The President's budget proposal would provide that generally no person can own 50% or more of the vote or value of all classes of a REIT's capital stock. This proposal would be effective for entities electing REIT status for taxable years beginning on or after the date of the first Committee action.

                  ASSET TESTS

          The Company must generally meet the following asset tests (the "REIT Asset Tests") at the close of each quarter of each taxable year:

               (a) at least 75% of the value of the Company's total assets must consist of Interests in Real Property (as defined below), regular or residual interests in a REMIC (except that, if less than 95% of the assets of a REMIC consists of real estate assets (determined as if the Company held such assets), the Company will be treated as holding directly its proportionate share of the assets of such REMIC), shares of other REITs, government securities and temporary investments in stock or debt instruments during the one year period following the Company's receipt of certain new capital, cash, and cash items (the "75% Asset Test"). For purposes of the 75% Asset Test, the term "Interest in Real Property" includes an interest in Mortgage Loans (to the extent the principal balance of a mortgage does not exceed the fair market value of the associated real property); and

               (b) the value of securities held by the Company but not taken into account for purposes of the 75% Asset Test must not exceed (1) 5% of the value of the Company's total assets in the case of securities of any one issuer, or (2) 10% of the outstanding voting securities of any issuer (or, beginning January 1, 2001, 10% of the value of the securities of any one issuer).

          The Company expects that any Subordinate Interests, IOs, Inverse IOs, and temporary investments that it acquires generally will be treated as qualifying assets for purposes of the 75% Asset Test, except to the extent that less than 95% of the assets of a REMIC in which the Company owns an interest consists of real estate assets and the Company's proportionate share of those assets includes assets that are nonqualifying assets for purposes of the 75% Asset Test. In addition, the Company does not expect that the value of any security of any one entity would exceed 5% of the Company's total assets, and the Company does not expect to own more than 10% of any one issuer's securities. The Company also may purchase regular interests in a Financial Asset Securitization Investment Trust (a "FASIT") which will be treated as qualifying assets for purposes of the 75% Asset Test, except to the extent that less than 95% of the assets of a FASIT consists of real estate assets, in which case the Company's proportionate share of the FASIT's nonqualifying assets will be treated as nonqualifying assets for purposes of the 75% Asset Test.

          The Company will attempt to monitor the status of the assets that it acquires to assure compliance with the REIT Asset Tests.

          If the Company should fail to satisfy the REIT Asset Tests at the end of a calendar quarter, such a failure would not cause it to lose its REIT status if (1) it satisfied the REIT Asset Tests at the close of the preceding calendar quarter and (2) the discrepancy between the value of the Company's assets and the REIT Asset Test requirements arose from changes in the market values of its assets and was not wholly or partly caused by the acquisition of one or more nonqualifying assets. If the condition described in clause (2) of the preceding sentence was not satisfied, the Company still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose.

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

          The Company may originate or acquire Mortgage Loans and securitize such loans through the issuance of non-REMIC CMOs. As a result of any such transactions, the Company will retain an equity ownership interest in the Mortgage Loans that has economic characteristics similar to those of a Subordinate Interest. In addition, the Company may resecuritize Mortgage Securities (or REMIC or non-REMIC CMOs) through the issuance of non-REMIC CMOs, retaining an equity interest in the Mortgage Securities used as collateral in the resecuritization transaction. Such transactions will not cause the Company to fail to satisfy the Gross Income Tests. Further, the Company intends to structure such securitizations in a manner which does not result in treatment of the REIT or issuing entity as a "taxable mortgage pool."

          The Company may receive income that is nonqualifying income for either the 75% Gross Income Test or both the 75% and 95% Gross Income Tests. For example, (1) the loan amount of a Mortgage Loan may exceed the value of the real property securing the loan, which will result in a portion of the income from the loan being classified as qualifying income for purposes of the 95% Gross Income Test, but not for purposes of the 75% Gross Income Test, (2) the Company may hold an interest in a REMIC or in a FASIT less than 95% of the assets of which consists of real estate assets (determined as if the Company held such assets), in which case the Company's proportionate share of the income of the REMIC or FASIT may include income that is not qualifying income for purposes of the 75% or 95% Gross Income Tests and (3) the Company may recognize foreign currency gain from non-dollar denominated loans which will not be qualifying income for purposes of the 75% and 95% Gross Income Tests.

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

DISTRIBUTION REQUIREMENT

          To avoid subjecting its income to tax at regular corporate rates (without a deduction for dividends paid), the Company generally must distribute to its stockholders an amount equal to at least 95% (90% after 2000) of the Company's REIT taxable income (before deductions of dividends paid), excluding net capital gain and certain non-cash income including original issue discount and cancellation of indebtedness income.

          The Company intends to make distributions to its stockholders to comply with the Distribution Requirement. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require the Company to borrow funds or sell assets on a short-term basis to satisfy the Distribution Requirement. The requirement to distribute a substantial portion of the Company's net taxable income could cause the Company to (1) sell assets in adverse market conditions, (2) distribute amounts that represent a return of capital, or (3) distribute amounts that would otherwise be spent on future investments or repayment of debt.

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

          Revenue Procedure 99-17 provides securities and commodities traders with the ability to elect mark-to-market treatment for 1998 by including a statement with their timely filed 1998 tax return. The election applies for all future years as well unless revoked with the consent of the Internal Revenue Service. The Company elected mark-to-market treatment as a securities trader, and accordingly, will recognize gains and losses prior to the actual disposition of its securities. Moreover, some if not all of these constructive gains and losses, as well as some if not all gains or losses from actual dispositions of securities, for both 1998 and beyond, will be treated as ordinary in nature, and not capital, as they would be in the absence of this election. There is no assurance, however, that the Company's election will not be challenged on the ground that it is not in fact a trader in securities, or that it is only a trader with respect to some, but not all, of its securities. As such, there is a risk that the Company will not be able to mark-to-market its securities, or that it will be limited in its ability to recognize certain losses.

          Notwithstanding its qualification as a REIT, the Company also may be subject to tax in certain other circumstances. If the Company fails to satisfy either the 75% or the 95% Gross Income Test, but nonetheless maintains its qualification as a REIT because certain other requirements are met, it generally will be subject to a 100% tax on the greater of the amount by which the Company fails either the 75% or the 95% Gross Income Test. The Company also will be subject to a tax of 100% on net income derived from a "prohibited transaction," and if the Company has (i) net income from the sale or other disposition of "foreclosure property" which is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to Federal income tax on such income at the highest corporate income tax rate. In addition, pursuant to Section 4981 of the Code, if the Company in any calendar year (current or prior) fails to distribute at least the sum of (i) 85% of its REIT ordinary income for such year and (ii) 95% of its REIT capital gain net income for such year, the Company would, in the current year, be subject to a 4% Federal excise tax on the excess of the sum of such required distribution for the current year and any undistributed amount of ordinary and capital gain net income from the preceding taxable years over the sum of the amounts actually distributed during the current taxable year and the income of the Company subject to tax in the current year. The Company also may be subject to the corporate alternative minimum tax, as well as other taxes in certain situations not presently contemplated. The President's budget proposal would (for years after 2000) require REITs to distribute 98% of their ordinary income and capital gain each calendar year to avoid being subject to the 4% excise tax.

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

INFORMATION REPORTING REQUIREMENTS AND BACKUP WITHHOLDING

          The Company reports to its U.S. stockholders and to the Service the amount of distributions paid during each calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, a stockholder may be subject to backup withholding at the rate of 31% with respect to distributions paid unless such holder (i) is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact, or (ii) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with the applicable requirements of the backup withholding rules. A stockholder who does not provide the Company with his correct taxpayer identification number also may be subject to penalties imposed by the Service. Any amount paid as backup withholding will be creditable against the stockholder's income tax liability. The Treasury Department has issued regulations regarding the backup withholding rules as applied to non-U.S. stockholders that unify and tighten current certification procedures and forms and clarify reliance standards. These regulations will be generally effective with respect to distributions made after December 31, 2000.

STATE AND LOCAL TAXES

          The Company and its stockholders may be subject to state and local tax in various states and localities, including those states and localities in which it or they transact business, own property, or reside. The state and local tax treatment of the Company and its stockholders in such jurisdictions may differ from the federal income tax treatment described above. Consequently, stockholders should consult their own tax advisors regarding the effect of state and local tax laws on ownership of the Common Stock.

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

          The Board of Directors waived the Ownership Limit for Highfields Capital Ltd. ("Highfields"), which, at February 16, 1999, reported its ownership of 3,283,400 shares of Common Stock. Any subsequent transfer of the shares held by Highfields will be subject to the Ownership Limit, unless specifically exempted by the Company's Board of Directors.

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

EMPLOYEES

          The Company currently has two employees. Mariner provides various administrative services to the Company as agreed upon.

ITEM 2.   PROPERTIES.

          The Company's executive offices are located at 65 East 55th Street, New York, New York 10022.

ITEM 3.   LEGAL PROCEEDINGS.

          There have been no material administrative, civil or criminal actions to which the Company, its officers and directors is a party or to which any property of the Company is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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


                                                                        STOCK PRICES                  CASH DIVIDENDS/
                                                                        ------------                  DISTRIBUTIONS
                                                             HIGH          LOW          CLOSE        DECLARED PER SHARE
                                                             ----          ---          -----        ------------------
1997
   Fourth Quarter (commencing November 27, 1997)            $14.94       $13.56         $14.50             $0.13
1998
   First Quarter                                            $17.63       $14.13         $15.13             $0.43
   Second Quarter                                           $16.44       $ 9.44         $10.88             $0.38
   Third Quarter                                            $11.25       $ 6.25         $ 7.50             $0.38
   Fourth Quarter                                           $ 7.00       $ 3.56         $ 5.44             $1.00
1999
   First Quarter                                            $ 5.63        $4.63         $5.38              $2.00
   Second Quarter                                            $5.56        $3.19         $3.44               --
   Third Quarter                                             $3.94        $3.38         $3.94               --
   Fourth Quarter                                            $4.06        $3.50         $4.06               --
2000
   First Quarter (through March 24, 2000)                    $4.06        $3.81         $3.94               --


          As of March 24, 2000, the Company had 14,839,583 shares of Common Stock issued and outstanding, which were held by 66 holders of record. The Company believes it has more than 2,000 beneficial holders of Common Stock.

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

          To qualify as a REIT under the Code, the Company must make distributions to its stockholders each year in an amount at least equal to (i) 95% (90% after 2000) of its Taxable Income before deduction of dividends paid (less any net capital gain), plus (ii) 95% (90% after 2000) of the excess of the net income from foreclosure property over the tax imposed on such income by the Code, minus (iii) any excess noncash income. The "Taxable Income" of the Company for any year means the taxable income of the Company for such year (excluding any net income derived either from property held primarily for sale to customers or from foreclosure property) subject to certain adjustments provided in the REIT Provisions of the Code.

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

ITEM 6.   SELECTED FINANCIAL DATA.

          The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and the notes thereto and other financial information included elsewhere herein.


                                                         YEAR ENDED               YEAR ENDED                 PERIOD ENDED
                                                      DECEMBER 31, 1999        DECEMBER 31, 1998          DECEMBER 31, 1997
                                                      -----------------       -----------------          -----------------
                                                               (in thousands, except share and per share data)
STATEMENTS OF OPERATIONS DATA:
Interest income:
      Mortgage loans and securities.............        $  28,139                $   182,733                      $   10,078
      Cash and cash equivalents.................            1,805                      4,053                             811
                                                        -----------             -------------                     -----------
        Total..................................            29,944                    186,786                          10,889
                                                        -----------             -------------                     -----------
Interest expense:
      Repurchase agreements.....................           16,812                    154,757                           8,489
                                                        -----------             -------------                     -----------
Net interest income.............................           13,132                     32,029                           2,400
(Loss) gain on sale of securities...............          (19,829)                   (52,443)                            588
Impairment loss on interest-only securities.....              --                     (51,474)                             --
General and administrative expenses.............            4,325                      8,384                             415
                                                        -----------             -------------                     -----------
Net (loss) income...............................         $(11,022)               $   (80,272)                     $    2,572
                                                        ===========             =============                     ===========
Unrealized (loss) gain on securities:
      Unrealized holding (loss) gain arising
        during period...........................          (17,506)                   (67,793)                          1,192
      Add: reclassification adjustment for loss
        (gain) included in net (loss) income....           19,829                     52,443                            (588)
                                                        ------------            --------------                    ------------
Other comprehensive (loss) income...............            2,323                    (15,350)                            604
                                                        ------------            --------------                    ------------
Comprehensive (loss) income.....................         $ (8,699)               $   (95,622)                     $    3,176
                                                        ============            ==============                    ============
Net (loss) income per share:
      Basic.....................................        $   (0.65)               $    (4.16)                      $     0.13
                                                        ============            ==============                    ============
      Diluted...................................        $   (0.65)               $    (4.16)                      $     0.13
                                                        =============           ==============                    ============
Weighted average number of shares outstanding:
      Basic.....................................       16,925,143                19,313,865                       20,019,999
                                                       ==========                ==========                       ============
      Diluted...................................       16,925,143                19,313,865                       20,019,999
                                                       ==========                ==========                       ============

                                                            AS OF                     AS OF                        AS OF
                                                       DECEMBER 31, 1999         DECEMBER 31, 1998            DECEMBER 31, 1997
                                                       -----------------         -----------------            -----------------
BALANCE SHEET DATA:
Cash and cash equivalents.......................          $16,065                   $30,393                      $    82,627
Total assets....................................          118,283                   874,071                        3,793,239
Total liabilities...............................           45,291                   746,514                        3,510,805
Stockholders' equity............................           72,992                   127,557                          282,434

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Company has been delevering its portfolio by selling certain securities and repaying borrowings in an attempt to reduce the portfolio's susceptibility to basis and interest rate risk and to create additional liquidity. During the year ended December 31, 1999, the Company reduced its portfolio by approximately $721 million of Mortgage Assets, at a loss of approximately $(19.8) million.

          As of December 31, 1999, based upon "available-for-sale" accounting treatment, the Company's net asset value per share was $4.91 per share. The net asset value as of such date reflects sales of Mortgage Assets completed through December 31, 1999. Mariner, on behalf of the Company, determines net asset value based on valuations and other information obtained through multiple independent dealer quotes. As of December 31, 1999, the Company estimates that its portfolio was comprised of approximately $65 million of Agency Certificates, $19 million of Subordinate Interests, $9 million of IOs, $4 million of Mortgage Loans and $5 million of other fixed-income assets.

          On November 15, 1999, the Company announced that its Board of Directors authorized management to conduct a competitive sale of its less liquid portfolio assets as part of its ongoing program to reduce the volatility of the Company's assets. As of February 29, 2000, the Company has approximately $11 million (based on December 31, 1999 estimated fair value) of these assets remaining to be sold.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND
DECEMBER 31, 1998

NET LOSS SUMMARY

          GENERAL. For the year ended December 31, 1999, the Company had a net loss of $(11.0) million, or $(0.65) per weighted average share, the weighted average number of shares of Common Stock outstanding was 16,925,143, distributions were $2.00 per share, $35.6 million in total and return on average equity was (9.8)%.

          For the year ended December 31, 1998, the Company had a net loss before giving effect to charges relating to the impairment of certain IOs of $(28.8) million, or $(1.49) per weighted average share. After giving effect to the impairment charges of $(51.5) million, or $(2.67) per weighted average share, for the year ended December 31, 1998, the Company had a net loss of $(80.3) million, or $(4.16) per weighted average share. For the year ended December 31, 1998, the weighted average number of shares of Common Stock outstanding was 19,313,865, distributions were $2.12 per weighted average share, $41.0 million in total and return on average equity was (35.35)% (after giving effect to the impairment charges).

          LOSSES FROM INVESTMENT ACTIVITIES. For the year ended December 31, 1999, the Company realized a loss of $(19.8) million or $(1.17) per weighted average share, as a result of losses incurred in sales of securities and early terminations of long-term repurchase agreements.

          For the year ended December 31, 1998, the Company realized a loss of $(52.4) million or $(2.62) per weighted average share, as a result of losses incurred in sales of securities and terminations of interest rate swaps and a reduction in income from its Mortgage Securities due to a reduced investment portfolio and increasing prepayments. In response to a difficult credit environment, the Company raised cash by selling portfolio securities to meet increased margin requirements.

          LOSSES FROM IMPAIRMENT CHARGES. For the year ended December 31, 1998, the Company treated its portfolio of adjustable rate IOs as impaired assets and taken an impairment charge against operating of $(51.0) million or $(2.64) per weighted average share. At the end of the second and third quarters of 1998, in light of the continued flat yield curve, low levels of LIBOR and faster than expected prepayment rates over an extended period of time, the Company decided that the impairment in market value was a permanent impairment. Accordingly, in the second and third quarters of 1998, the Company decided that an impairment charge of $(28.0) million and $(21.0) million, respectively, should be realized in current income. During the year ended December 31, 1999 no additional impairment charges were taken.

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

TAXABLE INCOME (LOSS) AND GAAP INCOME (LOSS)

          For the years ended December 31, 1999 and 1998, a net operating loss as calculated for tax purposes ("NOL") is estimated at approximately $(30.5) million and $(52.4) million, respectively, or $(1.80) and $(2.65), respectively, per weighted average share. NOLs generally may be carried forward for 20 years. The Company believes that during 1999 it experienced an "ownership change" within the meaning of Section 382 of the Code. Consequently, its use of NOLs generated before the ownership change to reduce taxable income after the ownership change will be subject to limitations under Section 382. Generally, the use of NOLs in any year is limited to the value of the Company's stock on the date of the ownership change multiplied by the long-term tax exempt rate (published by the IRS) with respect to that date. The Company currently is attempting to determine the amount of the annual limitation.

           Taxable income (loss) requires an annual calculation; consequently, for the year ended December 31, 1999, taxable income (loss) may be different from GAAP income (loss) as a result of differing treatment of unrealized gains and losses on securities transactions. For the Company's tax purposes, unrealized gains (losses) will be recognized at the end of the year and will be aggregated with operating gains (losses) to produce total taxable income (loss) for the year. For the year ended December 31, 1999, the Company had unrealized gains of approximately $2,323,111.

          Taxable income and GAAP income (loss) could also differ for other reasons. For example, the Company may take credit provisions which would affect GAAP income whereas only actual credit losses are deducted in calculating taxable income. In addition, G&A Expenses may differ due to differing treatment of leasehold amortization, certain stock option expenses and other items. As of December 31, 1999 and 1998, the Company had not taken credit provisions because 64% and 82%, respectively, of the Company's Investments were Agency Certificates.

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

INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

          The Company had average earning assets of $393.4 million for the year ended December 31, 1999 compared to $2,881.1 million for the year ended December 31, 1998. The table below shows, for the years ended December 31, 1999 and 1998, the Company's average balance of cash equivalents, loans and securities, the yields earned on each type of earning asset, the yield on average earning assets and interest income.


                                             AVERAGE EARNING ASSET YIELD
                                               (dollars in thousands)

                                                                                      Yield on    Yield on
                                                   Average                Yield on     Average    Average
                                       Average    Amortized    Average     Average    Amortized   Interest
                                         Cash      Cost of     Earning      Cash       Cost of    Earning   Interest
                                    Equivalents  Securities    Assets    Equivalents Securities    Assets    Income
For the Year Ended
    December 31, 1999                  $34,990     $358,370     $393,360    5.22%       7.85%      7.61%     $29,944
For the Year Ended
    December 31, 1998                  $44,770   $2,836,370   $2,881,140    5.80%       6.86%      6.84%    $186,786

INTEREST EXPENSE AND THE COST OF FUNDS

          For the year ended December 31, 1999, the Company had average borrowed funds of $302.7 million and total interest expense of $16.8 million with an average cost of funds of 5.60% compared to average borrowed funds of $2,684.3 million and total interest expense of $154.8 million with an average cost of funds of 5.77% for the year ended December 31, 1998. The Company believes that its largest expense is usually the cost of borrowed funds. Interest expense is calculated in the same manner for tax and GAAP purposes. The Company expects that changes in the Company's cost of funds closely correlate with changes in one-month LIBOR, although the Company may choose to extend the maturity of its liabilities at any time, subject to the lender's consent. The Company's average cost of funds was 0.30% above one-month LIBOR for the year ended December 31, 1999 compared to 0.20% above one-month LIBOR for the year ended December 31, 1998. The Company generally has structured its borrowings to adjust with one-month LIBOR. During the year ended December 31, 1999, average one-month LIBOR, which was 5.30%, was 0.10% lower than average six-month LIBOR, which was 5.40%. During the year ended December 31, 1998, average one-month LIBOR, which was 5.57%, was 0.03% higher than average six-month LIBOR, which was 5.54%.

          The table below shows, for the years ended December 31, 1999 and 1998, the Company's average borrowed funds and average cost of funds compared to average one and six-month LIBOR.

                                                AVERAGE COST OF FUNDS
                                               (dollars in thousands)

                                                                                            Average     Average    Average
                                                                                            One-Month   Cost of    Cost of
                                                                                             LIBOR      Funds      Funds
                                                                                            Relative    Relative   Relative
                                                                                               to         to         to
                                         Average              Average  Average    Average   Average    Average     Average
                                         Borrowed   Interest  Cost of  One-Month  Six-Month Six-Month  One-Month   Six-Month
                                         Funds     Expense   Funds     LIBOR      LIBOR     LIBOR      LIBOR       LIBOR
For the Year Ended
   December 31, 1999                    $302,736   $16,812    5.60%    5.30%       5.40%     (.10)%      .30%       .20%
For the Year Ended
   December 31, 1998                  $2,684,296  $154,757    5.77%    5.57%       5.54%      .03%       .20%       .23%

          During 1998, events in the financial markets (including the continued flat yield curve, the dislocation in the market for fixed income securities, the tightening of credit available for investment in securities and the increased risk of interest rate sensitive prepayment on mortgages) had an adverse effect upon the Company's earnings. A relatively flat yield curve caused financing costs to be relatively high compared to the income earned on the Company's Mortgage Assets. The dislocation in the fixed income securities market and the increased risk of prepayments, which affected the value of the Company's portfolio, together with the tightening of credit available for investment in securities, adversely affected the Company's ability to employ leverage profitably.

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

          The Company did not enter into any interest rate swaps during the year ended December 31, 1999, after having used them extensively in 1997 and 1998.

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

NET INTEREST INCOME

          Net interest income, which equals interest income less interest expense, totaled $13.1 million for the year ended December 31, 1999 compared to $32.0 for the year ended December 31, 1998. Net interest rate spread, which equals the yield on the Company's interest earning assets (excluding cash) less the average cost of funds for the period was 2.25% for the year ended December 31, 1999 compared to 1.09% for the year ended December 31, 1998. The decrease in net interest income for the year ended December 31, 1999 compared to the year ended December 31, 1998 was because the Company's substantially reduced investment portfolio. The net interest rate spread increased for the year ended December 31, 1999 compared to the year ended December 31, 1998 because of the mix of Mortgage Assets in the Company's investment portfolio, which contained a greater percentage of less liquid securities which finance at higher spreads for year ended December 31, 1999 compared to the year ended December 31, 1998.

          The table below shows interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the years ended December 31, 1999 and 1998.

                                                   NET INTEREST INCOME
                                                 (dollars in thousands)
                                                                                      Yield on
                  Average                            Interest    Net Income           Average   Average
                  Amortized  Interest    Average     Income      on          Total    Interest  Balance of          Average Net
                  Cost of    Income on   Cash        Cash        Contractual Interest Earning   Repurchase Interest Cost of Interest
                  Investment Investments Equivalents Equivalents Commitments Income   Assets    Agreements Expense  Funds   Income
For the Year
 Ended
December 31, 1999  $358,370    $28,139    $34,990    $1,805         --       $29,944  7.61%     $302,736   $16,812   5.60%  $13,132
For the Year
 Ended
December 31, 1998 $2,836,370  $195,462    $44,770    $4,053    $(12,729)    $186,786  6.84%   $2,684,296  $154,757   5.77%  $32,029


CREDIT CONSIDERATIONS

          The Company has not experienced credit losses on its investment portfolio to date, but losses may be experienced in the future. At December 31, 1999 and 1998, the Company had limited its exposure to credit losses on its portfolio by holding 73% and 84%, respectively, of its investments in Mortgage Securities issued by FNMA, GNMA and FHLMC (including IOs, fixed/floating rate mortgage securities, fixed rate pass-through mortgage securities and principal-only mortgage securities).

GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses ("operating expense" or "G&A expense") were $4.3 million for the year ended December 31, 1999, consisting of consulting fees paid to BlackRock of $1.1 million, salary expense of $600,000, management fees paid to the Former Manager of $500,000 and professional and other miscellaneous expenses. There were no differences in the calculation of G&A expense for taxable and GAAP income purposes. The "Efficiency Ratio" is the G&A expense divided by the net interest income.

          Operating expense was $8.4 million for the year ended December 31, 1998, consisting of management fees paid to the Former Manager of $2.4 million, incentive fees paid to the Former Manager of $2.1 million, deferred stock expense of $1.1 million and professional and other miscellaneous expenses.

                               G&A EXPENSE RATIOS
                             (dollars in thousands)

                                                                                              Total G&A   Total G&A
                                                                                              Expense/    Expense/
                                                              Deferred    Other     Total     Average     Average      Efficiency
                          Management   Incentive  Consulting  Stock       G&A       G&A       Assets      Equity       Ratio
                          Fees         Fees       Fees        Expense     Expense   Expense  (Annualized (Annualized)  (Annualized)
   For the Year Ended
    December 31, 1999      $543       $--         $1,125      $--       $2,658    $4,326       1.09%       4.86%       32.94%

   For the Year Ended
    December 31, 1998    $2,407       $2,123      $--         $1,082    $2,772    $8,384        .27%       3.69%       26.18%

NET LOSS AND RETURN ON AVERAGE EQUITY

          Net losses were $11.0 million for the year ended December 31, 1999 compared to $80.3 million for the year ended December 31, 1998. Return on average equity for the year ended December 31, 1999 was (12.39)% compared to (35.35)% for the year ended December 31, 1998. The table below shows for the years ended December 31, 1999 and 1998 the Company's net interest income, gain on sale of securities and G&A expense each as a percentage of average equity, and the return on average equity.

                     COMPONENTS OF RETURN ON AVERAGE EQUITY

                                            Net Interest   Loss on Sale    Impairment
                                              Income/      of Securities    Loss on
                                              Average        Average       Interest-Only   G&A Expense/    Return on
                                              Equity         Equity          Securities      Equity        Average Equity
For the Year Ended December 31, 1999          14.76%        (22.28)%          --             4.86%          (12.39)%
For the Year Ended December 31, 1998          14.10%        (23.09)%        (22.67)%         3.69%          (35.35)%

DISTRIBUTIONS AND TAXABLE INCOME

          The Company has elected to be taxed as a REIT under the Code. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of securities. For the years ended December 31, 1999 and 1998, the Company determined that it had no taxable income and made return of capital distributions of $35.6 million and $41.0 million, respectively.

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

FINANCIAL CONDITION

          INVESTMENTS

          As of December 31, 1999 and 1998, the Company's portfolio consisted of:

                                                                 AS OF DECEMBER 31,
                                                                 ------------------
                                                     1999                                    1998
                                                     ----                                    ----
                                       DOLLAR AMOUNT                         DOLLAR AMOUNT
            SECURITIES                 (IN MILLIONS)       PERCENTAGE        (IN MILLIONS)       PERCENTAGE
            ----------                 -------------       ----------        -------------       ----------
Agency Certificates................       $  65                64%                $ 681              83%
Subordinate Interests..............          19                19%                   73               8%
IOs................................           8                8%                    26               3%
CMOs...............................          --                --                    25               3%
Mortgage Loans.....................           4                4%                     8               1%
Other fixed-income assets..........           5                5%                    13               2%
                                         ------                                   -----
   Total...........................      $  101                                    $826
                                         ======                                    ====

          The Company reduced its portfolio of Mortgage Assets during the years ended December 31, 1999 and 1998 in an attempt to reduce the portfolio's susceptibility to basis and interest rate risk and to create additional liquidity in response to margin calls, amortization and prepayments.

          Discount balances are accreted as an increase in interest income over the life of discount investments and premium balances are amortized as a decrease in interest income over the life of premium investments. At December 31, 1999 and 1998, the Company had on its balance sheet (excluding IOs) $26.1 million and $32.7 million, respectively, total unamortized discount (which is the difference between the remaining principal value and the current historical amortized cost of investments acquired at a price below principal value) and $0.3 million unamortized premium (which is the difference between the remaining principal amount and the current historical amortized cost of investments acquired at a price above principal value). The Company also had $54.2 million unamortized discount on IOs as of December 31, 1999 compared to $26.8 million unamortized IOs as of December 31, 1998.

          Mortgage principal repayments were $290.0 million for the year ended December 31, 1998. Given the Company's current portfolio composition, if mortgage principal repayment rates increase over the life of the Mortgage Securities comprising the current portfolio, all other factors being equal, the Company's net interest income should decrease during the life of such Mortgage Securities as the Company will be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates decrease over the life of such Mortgage Securities, all other factors being equal, the Company's net interest income should increase during the life of such Mortgage Securities as the Company will amortize its net premium balance over a longer time.

          The table below summarizes the Company's investments at December 31, 1999 and 1998.

                           SECURITIES (EXCLUDING IOs)
                           (dollars in thousands)

                                                                     Amortized                  Estimated      Weighted
                                                                      Cost to                   Fair Value      Average
                             Principal      Net        Amortized     Principal    Estimated     to Principal     Life
                              Amount      Discount       Cost         Amount     Fair Value     Amount         (Years)

 December 31, 1999            $133,227    $(25,812)      $107,415       80.63%       $88,578      66.48%         7.1
 December 31, 1998            $833,299    $(27,644)      $805,654       96.68%      $791,221      94.95%         7.1

                                 MORTGAGE LOANS
                               (dollars in thousands)

                                                                     Amortized                  Estimated      Weighted
                                                                      Cost to                   Fair Value      Average
                             Principal     Net         Amortized     Principal    Estimated     to Principal     Life
                              Amount     Premium         Cost         Amount     Fair Value     Amount          (Years)
 December 31, 1999              $3,653      $151           $3,804      104.13%        $3,804     104.13%         1.0
 December 31, 1998              $8,151      $267           $8,417      103.27%        $8,417     103.27%         2.6

          At December 31, 1999 and 1998, the Company had borrowings outstanding from two and eight lenders, respectively. Such borrowings are generally short-term (7-day or 30-day terms) and may not be renewed by the lender at its discretion.

                                  IO SECURITIES
                             (dollars in thousands)
                                                                     Amortized                  Estimated      Weighted
                                                                      Cost to                   Fair Value      Average
                             Notional      Net         Amortized     Notional     Estimated     to Notional      Life
                              Amount     Premium         Cost         Amount     Fair Value     Amount          (Years)
 December 31, 1999             $56,322   $54,167           $2,155        3.83%        $8,570      15.21%         7.1
 December 31, 1998            $454,690   $26,781           $26,781(1)    5.89%       $26,468       5.82%         7.1



(1) After provision for impairment.

          The table below shows unrealized gains and losses on the securities in the Company's portfolio at December 31, 1999 and 1998.

                           UNREALIZED GAINS AND LOSSES

                                                              At December 31,
                                                          1999            1998
                                                          ----            ----
                                                          (dollars in thousands)

Unrealized Gain                                          $6,414        $12,182
Unrealized Loss                                         (18,837)       (26,928)
Net Unrealized Loss                                     (12,423)       (14,746)
Net Unrealized Loss as % of Investments
Principal/Notional Amount                                (6.43)%        (1.14)%
Net Unrealized Loss as % of Investments Amortized       (10.96)%        (1.75)%
Cost

          The following table sets forth a schedule of Pass-Through Certificates and Mortgage Loans owned by the Company at December 31, 1999 and 1998 classified by issuer and by ratings categories.

    PASS-THROUGH CERTIFICATES AND MORTGAGE LOANS BY ISSUER AND CREDIT RATING
                             (dollars in thousands)

                                                            DECEMBER 31, 1999                DECEMBER 31, 1998
                                                            -----------------                -----------------
                                             CARRYING VALUE         PORTFOLIO MIX      CARRYING VALUE    PORTFOLIO MIX
                                             --------------         -------------      --------------    -------------
Agency Certificates..............             $    64,801                64%                $ 680,730         83%
Privately Issued Certificates:
   A Rating......................                     --                 --                     7,596          1%
   BBB/Baa Rating................                     --                 --                    17,791          2%
   BB/Ba Rating and Other........                  23,776                23%                   85,105         10%
IOs..............................                   8,570                 8%                   26,468          3%
Mortgage Loans...................                   3,804                 5%                    8,417          1%
                                              -----------                                  ----------       -----
              Total..............             $   100,951                                  $  826,107
                                              ===========                                  ==========

          The following tables set forth information about the Company's portfolio of Subordinate Interests, IOs, CMOs, and other fixed-income assets as of December 31, 1999 and 1998.


                              SUBORDINATE INTERESTS
                             (dollars in thousands)

                                               Market Value at December 31,
   DESCRIPTION                              1999                     1998
   -----------                              ----                     ----
   Commercial                             $ 18,561                $ 45,292
   Residential                                --                    27,337

                                  IO SECURITIES
                             (dollars in thousands)

                                              Market Value at December 31,
   DESCRIPTION       COUPON                1999                        1998
   -----------       ------                ----                        ----
   Commercial        Fixed                $  --                     $ 16,140
   Residential       Floating               8,570                     10,328

                                      CMOs
                             (dollars in thousands)

                                              Market Value at December 31,
   DESCRIPTION       RATING                1999                        1998
   -----------       ------                ----                        ----
   Residential       BBB                   $--                       $17,792
   Residential       A                      --                         7,596

                            OTHER FIXED-INCOME ASSETS
                             (dollars in thousands)

                                              Market Value at December 31,
   DESCRIPTION                             1999                        1998
   -----------                             ----                        ----
   CBO/CLO                                $5,215                     $12,478

BORROWINGS

          To date, the Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's investments. These borrowings appear on the balance sheet as repurchase agreements. Substantially all of the Company's investments are currently accepted as collateral for such borrowings. The Company has not established, and currently does not intend to establish, permanent lines of credit. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company's financing objectives. At December 31, 1999 and 1998, the Company had borrowings outstanding from two lenders and eight lenders, respectively. Such borrowings are generally short-term (7-day or 30-day terms) and may not be renewed by the lender at its discretion. Certain lenders have reduced the funds made available to the Company for pledges of certain less liquid securities.

          For the year ended December 31, 1999, the term to maturity of the Company's borrowings has ranged from one to five years, with a weighted average remaining maturity of 15 days at December 31, 1999 compared to 2.77 years at December 31, 1998. At December 31, 1999, the Company had outstanding $44 million of repurchase agreements. All of the Company's borrowings have a cost of funds which adjusts periodically based on a fixed spread over or under one-month LIBOR. At December 31, 1999 and 1998, the weighted average cost of funds for all of the Company's borrowings was 5.9%. At December 31, 1999, investments actually pledged had an estimated fair value of $45.4 million compared to $854.8 million at December 31, 1998.

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

          The availability of financing for the Company's portfolio was stable during 1999. This is in sharp contrast to the third and fourth quarters of 1998, which saw a significant decline in the availability of financing. While financing is not as easily available as it was in early 1998, the Company believes it can adequately finance its portfolio given current market conditions.

          During 1998, events in the financial markets (including the dislocation in the market for fixed income securities, the tightening of credit available for investment in securities and the decrease in value of mortgage securities due to prepayment risk) had an adverse effect on the Company's ability to borrow funds and may continue to have such effect. To address concerns with respect to possible decreased liquidity, the Company has delevered its portfolio and sold securities. From October 1, 1998 through December 31, 1998, the Company sold approximately $1.3 billion of Mortgage Assets, including approximately $1.1 billion of Agency Certificates.

          In November 1999, the Board of Directors increased the amount of Common Stock authorized to be repurchased under the Company's stock repurchase program to $40 million. Pursuant to the repurchase program, for the year ended December 31, 1999, the Company has used the proceeds of sales of, and payments from, its portfolio securities to repurchase 2,953,700 shares of Common Stock for $10 million in open market transactions. Such purchases were made at a weighted average price per share of $3.50 (excluding commission costs). The repurchased shares have been returned to the Company's authorized but unissued shares of Common Stock as treasury shares.

STOCKHOLDERS' EQUITY

          The Company uses "available-for-sale" treatment for its securities; these assets are carried on the balance sheet at estimated market value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at December 31, 1999 was $72.9 million, or $4.91 per share, compared to $127.6 million, or $7.17 per share, at December 31, 1998. If the Company had used historical amortized cost accounting, the Company's equity base at December 31, 1999 would have been $85.4 million, or $5.05 per share compared to $142.3 million, or $7.99 per share, at December 31, 1998.

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

          Unrealized changes in the estimated net market value of securities have one direct effect on the Company's potential earnings and dividends: positive mark-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes in the net market value of the Company's securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Accumulated Other Comprehensive Income (Loss)" was $(12.4) million, or (10.96)% of the amortized cost of securities at December 31, 1999 and was $(14.7) million, or (1.75)% of the amortized cost of securities at December 31, 1998.

          The table below shows the Company's equity capital base as reported and on a historical amortized cost basis at December 31, 1999 and 1998. The historical cost equity basis is influenced by issuances of Common Stock, the level of GAAP earnings as compared to dividends declared, and other factors. The GAAP reported equity base is influenced by these factors plus changes in the "Accumulated Other Comprehensive Income (Loss)" account.

                              STOCKHOLDERS' EQUITY
                  (dollars in thousands, except per share data)
                                                        Net Unrealized      GAAP       Historical      GAAP
                                           Historical      Losses on      Reported     Amortized     Reported
                                           Amortized        Assets         Equity         Cost        Equity
                                          Cost Equity      Available        Base         Equity     (Book Value
                                              Base          for Sale    (Book Value)   Per Share    Per Share)
At December 31, 1999                        $85,416        $(12,423)       $72,992       $5.75         $4.91
At December 31, 1998                        $142,303       $(14,746)      $127,557       $7.99         $7.17

CAPITAL AND LEVERAGE STRATEGIES

          The Company's operations were leveraged approximately 1.6 to 1 as of December 31, 1999. The Company has been delevering its portfolio since June 1998, thereby increasing its equity-to-assets ratio. At December 31, 1999, the Company's equity-to-assets ratio was 61.7%, and ranged from a high of 61.7% to a low of 14.6% during 1999. Initially, the Company financed its acquisition of Mortgage Assets through proceeds of its initial public offering in December 1997 and several concurrent private placements, and subsequently financed any acquisitions primarily by borrowing against or "leveraging" its existing portfolio and using the proceeds to acquire additional Mortgage Assets. The Company's target for its equity-to-assets ratio depends on market conditions and other relevant factors.

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

RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which, as issued, was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 generally requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS No. 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. Statement 133," which deferred the effective date of FASB No. 133 for one year to fiscal years beginning after June 15, 2000. The Company has not yet completed its evaluation of SFAS No. 133, and therefore, at this time, cannot predict what, if any, effect its adoption will have on the Company's financial condition or results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS


          Certain statements contained under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those described below:

          o The Company was organized in September 1997, has a limited operating history and has changed managers three times since its inception in late 1997. The Company originally was advised by the Former Manager, which served as external manager from inception through March 2, 1999 at which time the Company became internally managed. On November 1, 1999, it engaged Mariner to serve as an external manager.

          o    The Company has experienced significant operating losses to date.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

          The following table quantifies the potential changes in net portfolio value as of December 31, 1999 should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as interest-earning assets net of interest-bearing liabilities. All changes in value are measured as percentage changes from the projected net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 1999 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                DECEMBER 31, 1999
                                                  PROJECTED PERCENTAGE CHANGE IN
        CHANGE IN INTEREST RATE                   NET PORTFOLIO VALUE
        -----------------------                   ------------------------------
+ 200 Basis Points                                       (4.9)
+ 100 Basis Points                                       (2.7)
  Base Interest Rate                                      --
- 100 Basis Points                                        3.2
- 200 Basis Points                                        1.8

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

          The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1999. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) floating-rate securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and (ii) fixed-rate Mortgage Assets reflect estimated prepayments, which were estimated based on analyses of broker estimates. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                          DECEMBER 31, 1999
                                                 ---------------------------------------------------------------------
                                                                             MORE THAN 1
                                                   WITHIN 3      4 TO 12      YEAR TO 3      3 YEARS
                                                    MONTHS        MONTHS        YEARS        AND OVER       TOTAL
                                                 ------------  ------------  -----------    ----------   --------
                                                                   (dollars in thousands)
Rate-Sensitive Assets:
   Mortgage Assets..........................          16,490           --        20,029        77,119       113,638

Rate-Sensitive Liabilities:
   Repurchase agreements....................          44,018           --            --            --        44,018

Interest rate sensitivity gap...............         (27,528)          --        20,029        77,119

Cumulative interest rate sensitivity gap....         (27,528)      (27,528)      (7,499)        69,620

Cumulative interest rate sensitivity gap as
   a percentage of total rate-sensitive assets          (24)%          (24)%         (7)%           61%

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon, are set forth on page F-1 of this Form 10-K.

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

         3.       Exhibits:  See "Exhibit Index."

(b) A Current Report on Form 8-K was filed by the Company on November 5, 1999, reporting that Mariner had agreed to serve as the external manager of the Company. A Current Report on Form 8-K was filed by the Company on November 12, 1999, reporting that the Company entered into discussions with Ellington Management Group, LLC ("Ellington") concerning Ellington's proposed acquisition of the Company. A Current Report on Form 8-K was filed by the Company on December 17, 1999, reporting that the Company rejected the offer from Ellington to purchase the Company.

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

          "Company" means LASER Mortgage Management, Inc., a Maryland corporation.

          "Distribution Requirement" means the requirement of the Company to distribute 95% (90% after 2000) of its net taxable income annually (excluding any net capital gain and certain non-cash income) in order to avoid corporate income taxation of the earnings that it distributes.

          "Dividend Reinvestment Plan" means a plan that allows stockholders to reinvest their dividends automatically in additional shares of Common Stock.

          "11th District Index" means the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco.

          "Ellington" means Ellington Management Group, LLC.

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

          "Highfields" means Highfields Capital Ltd.

          "HUD" means the Department of Housing and Urban Development.

          "Incentive Plan" means the Long-Term Stock Incentive Plan for directors, executive officers and key employees.

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

          "Mariner" means Mariner Mortgage Management, LLC.

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

          "NOL" means net operating losses as calculated for tax purposes.

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

          "Principal Only" or "PO" means a type of Mortgage Security which receives a portion of the principal payments from an underlying pool of Mortgage Loans but will receive little or no interest payments.

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

LASER MORTGAGE MANAGEMENT INC.
INDEX TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

                                                                           PAGE

INDEPENDENT AUDITORS' REPORT................................................F-2

FINANCIAL STATEMENTS:

   Balance Sheets as of December 31, 1999 and 1998..........................F-3

   Statements of Operations for the years ended December 31, 1999 and 1998 and period November 26, 1997 (Commencement of Operations)
     through December 31, 1997..............................................F-4

   Statements of Stockholders' Equity for the years ended December 31, 1999 and
     1998 and period November 26, 1997 (Commencement of Operations)
     through December 31, 1997..............................................F-5

   Statements of Cash Flows for the years ended December 31, 1999 and 1998 and period November 26, 1997 (Commencement of Operations)
     through December 31, 1997..............................................F-7

   Notes to Financial Statements............................................F-8

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
LASER Mortgage Management, Inc.

We have audited the accompanying balance sheets of LASER Mortgage Management, Inc. (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and for the period November 26, 1997 (commencement of operations) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period November 26, 1997 (commencement of operations) through December 31, 1997 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
March 29, 2000

LASER MORTGAGE MANAGEMENT, INC.

BALANCE SHEETS AT                                           DECEMBER 31, 1999           DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                       $  16,065,024             $   30,392,828
Investment in securities at fair value                             97,147,637                817,689,386
Investment in mortgage loans at amortized cost                      3,804,632                  8,417,484
Accrued interest and principal paydown receivable                     840,459                 10,453,676
Margin deposits on repurchase agreements                              425,000                  7,117,098
                                                                -------------            ---------------
         Total assets                                           $ 118,282,752             $  874,070,472
                                                                =============            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Repurchase agreements                                         $  44,018,000             $  742,384,912
  Accrued interest payable                                            149,260                  2,446,237
  Accounts payable and accrued expenses                             1,081,061                    557,547
  Payable to manager                                                   42,754                  1,125,000
                                                                -------------            ---------------
         Total liabilities                                      $  45,291,075                746,513,696
                                                                -------------            ---------------

STOCKHOLDERS' EQUITY:
  Common stock: par value $.001 per share;
    100,000,000 shares authorized, 20,118,749 and
    20,099,999 shares issued, respectively                             20,119                     20,100
  Additional paid-in capital                                      283,012,967                282,921,970
  Accumulated other comprehensive loss                            (12,422,818)               (14,745,929)
  Accumulated distributions and losses                           (167,921,096)              (121,290,971)
  Treasury stock at cost (5,254,166 and 2,300,466 shares          (29,697,495)               (19,348,394)
                                                                 -------------           ---------------
respectively)
         Total stockholders' equity                                72,991,677                127,556,776
                                                                 -------------           ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $118,282,752             $  874,070,472
                                                                 =============           ===============

                       See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.

                                                                                                                PERIOD
                                                                                                           NOVEMBER 26, 1997
                                                                                                            (COMMENCEMENT OF
                                                            YEAR ENDED              YEAR ENDED                OPERATIONS)
                                                           DECEMBER 31,            DECEMBER 31,                 THROUGH
STATEMENTS OF OPERATIONS FOR THE                               1999                    1998                DECEMBER 31, 1997
----------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME:
  Mortgage loans and securities                            $   28,139,101        $  182,733,402            $   10,078,047
  Cash and cash equivalents                                     1,805,346             4,052,559                   810,880
                                                       ------------------    ------------------        ------------------

         Total interest income                                 29,944,447           186,785,961                10,888,927
                                                       ------------------    ------------------        ------------------

INTEREST EXPENSE:
  Repurchase agreements                                        16,812,335           154,756,928                 8,489,381
                                                       ------------------    ------------------        ------------------

NET INTEREST INCOME                                            13,132,112            32,029,033                 2,399,546

(LOSS) GAIN ON SALE OF SECURITIES AND SWAPS                  (19,828,790)           (52,442,984)                  588,289

IMPAIRMENT LOSS ON INTEREST-ONLY
  SECURITIES                                                     --                 (51,473,981)                      --

GENERAL AND ADMINISTRATIVE EXPENSES                             4,325,681             8,383,812                   415,431
                                                       ------------------    ------------------        ------------------

NET (LOSS) INCOME                                          $ (11,022,359)        $ (80,271,744)            $    2,572,404
                                                       ==================    =================         ==================

Unrealized (loss) gain on securities:
  Unrealized holding (loss) gain arising during period       (17,505,679)          (67,792,734)                 1,192,110
Add: reclassification adjustment for loss (gain)
included in net (loss) income                                 19,828,790            52,442,984                 (588,289)
                                                       ------------------    ------------------        -----------------

Other comprehensive income (loss)                              2,323,111           (15,349,750)                 603,821
                                                       ------------------    ------------------        ------------------
Comprehensive (loss) income                                $  (8,699,248)        $ (95,621,494)            $  3,176,225
                                                       =================     =================         ==================


NET (LOSS) INCOME PER SHARE:
  Basic                                                $           (0.65)        $       (4.16)            $       0.13
                                                       =================         =============             =============

  Diluted                                              $           (0.65)        $      ( 4.16)            $       0.13
                                                       =================         =============             =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                                       16,925,143            19,313,865               20,019,999
                                                       ==================    ==================         =================

  Diluted                                                      16,925,143           19,313,865               20,019,999
                                                       ==================    ==================        ==================

                       See notes to financial statements.


 LASER MORTGAGE MANAGEMENT, INC.

 STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
 DECEMBER 31, 1999 AND 1998 AND THE PERIOD NOVEMBER 26, 1997 (COMMENCEMENT OF OPERATIONS)
 THROUGH DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   ACCUMULATED
                                                                      COMPREN-     OTHER           ACCUMULATED
                                            COMMON       ADDITIONAL   HENSIVE      COMPREHENSIVE   DISTRIBUTIONS  TREASURY
                                             STOCK       PAID-IN       INCOME      INCOME          AND            STOCK
                                           PAR VALUE     CAPITAL       (LOSS)      (LOSS)          LOSSES         AT COST    TOTAL

BALANCE, NOVEMBER 26, 1997                $     6       $    14,999   $       --  $  --             $  --       $  --     $  15,005

Issuance of Common Stock                   20,014       281,825,176           --     --                --          --   281,845,190
Comprehensive Income
  Net income                                   --              --      2,572,404     --            2,572,404       --     2,572,404
  Other comprehensive income
   Unrealized gain on securities,
   net of reclassification adjustment          --              --        603,821    603,821                 --     --       603,821
                                                                      ---------
  Comprehensive income                         --              --    $ 3,176,225        --                  --     --          --
                                                                     ==========
  Dividends declared - $0.13 per share         --              --                       --          (2,602,600)    --    (2,602,600)
                                          --------      -----------               -----------    -------------- -------- ----------

BALANCE, DECEMBER 31, 1997                $ 20,020    $ 281,840,175               $ 603,821    $       (30,196)    --  $282,433,820

Comprehensive loss

  Net loss                                      --             --   $(80,271,744)       --         (80,271,744)    --   (80,271,744)
  Other comprehensive loss
   Unrealized loss on securities,
   net of reclassification adjustment           --             --    (15,349,750)(15,349,750)          --          --   (15,349,750)
                                                                    ------------

Comprehensive loss                              --               -- $(95,621,494)        --            --        --          --
                                                                    ============
Common stock issued                             80        1,081,795                      --            --       --     1,081,875

Repurchase of Common Stock                      --               --                      --            -- $(19,348,394) (19,348,394)
Dividends/Distributions declared - $2.19
per share                                       --               --                      --   (40,989,031)     --       (40,989,031)
                                          ---------   -------------          ------------   ------------- -----------  -------------

BALANCE, DECEMBER 31, 1998              $  20,100   $ 282,921,970            $(14,745,929) $(121,290,971) $(19,348,394) $127,556,776
                                        ==========  =============            ============= ============== ============= ============

Unrealized holding losses arising during
   period                                                           $(67,792,734)
Add: reclassification adjustment for losses
   included in net loss                                               52,442,984
                                                                    ------------
Net unrealized losses on securities                                 $(15,349,750)
                                                                    ============

BALANCE, DECEMBER 31, 1998                $20,100 $282,921,970               $(14,745,929) $(121,290,971) $(19,348,394) $127,556,776
                                          ======= ============               ============= ============== ============= ============

Comprehensive income (loss)

  Net loss                                  --         --          $(11,022,359)   --       (11,022,359)       --       (11,022,359)
  Other comprehensive income
   Unrealized gain on securities,
    net of reclassification adjustment      --         --             2,323,111 2,323,111        --            --         2,323,111
                                                                   ------------

Comprehensive loss                          --         --          $ (8,699,248)   --            --            --              --
                                                                   ============
Issuance of Common Stock                       19       90,997                     --            --            --            91,016

Repurchase of Common Stock                  --            --                       --            --     $(10,349,101)   (10,349,101)
Dividends/Distributions declared -
  $2.00 per share                           --            --                       --       (35,607,766)       --       (35,607,766)
                                      -----------   ----------                ----------- ------------  -----------    -------------
BALANCE, DECEMBER 31, 1999               $20,119  $283,012,967               $(12,422,818)$(167,921,096)$(29,697,495)  $72,991,677
                                         =======  ============               ============ ============= ============   ===========


Unrealized holding losses arising during
  period                                                       $  (17,505,679)
Add: reclassification adjustment for losses
  included in net loss                                             19,828,790
                                                               --------------
Net unrealized gains on securities                             $    2,323,111
                                                               ==============


                       See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.

                                                                                                                PERIOD NOVEMBER 27,
                                                                                                                 1997 (COMMENCEMENT
                                                                                                                   OF OPERATIONS)
STATEMENTS OF CASH FLOWS FOR THE YEARS                                     YEAR ENDED           YEAR ENDED        THROUGH DECEMBER
ENDED                                                                     DECEMBER 31,         DECEMBER 31,             31,
                                                                              1999                 1998                 1997
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                        $ (11,022,359)      $  (80,271,744)        $  2,572,404

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Amortization of mortgage premiums and discounts, net                       2,590,314           16,530,954              899,182
    Impairment loss on interest-only securities                                       --           51,473,981                  --
    Loss (Gain) on sale of securities                                         19,828,790           52,442,984             (588,289)
    Decrease (Increase) in accrued interest and principal paydown              9,613,217           10,716,694          (21,170,369)
receivable
    Decrease (Increase) in variation margin on swaps                                  --            5,500,000           (5,500,000)
    Decrease (Increase) in margin deposits on repurchase agreements            6,692,098           (7,117,098)                 --
    (Decrease) Increase in accrued interest payable                           (2,296,977)          (5,902,594)           8,348,831
    Increase (Decrease) in accounts payable and accrued expenses                 523,514           (1,198,640)           1,756,187
    (Decrease) Increase in payable to manager                                 (1,082,246)             797,150              327,850
                                                                            --------------     ----------------       --------------

         Net cash provided by (used in) operating activities                  24,846,351           42,971,687          (13,354,204)
                                                                            --------------     ----------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities
                                                                             (42,695,021)      (3,048,607,756)      (4,098,377,223)
  Payable for securities purchased                                                    --                  --           747,594,232
  Purchase of mortgage loans                                                          --          (11,912,075)                 --
  Proceeds from sale of securities                                           681,131,529        4,741,909,447          483,980,452
  Receivable for securities sold                                                      --                   --          (67,208,943)
  Principal payments on securities                                            66,622,098          289,938,826            1,071,429
                                                                              ----------          -----------            ---------

         Net cash provided by (used in) investing activities                 705,058,606        1,971,328,442        (2,932,940,053)
                                                                           --------------     ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements                                      3,512,626,247       37,254,535,571         2,854,535,588
  Principal payments on repurchase agreements                             (4,210,993,157)     (39,259,211,247)         (107,475,000)
  Net payments from issuance (repurchase) of common stock                    (10,258,085)         (18,266,519)          281,860,195
  Distributions paid to stockholders                                         (35,607,766)         (43,591,632)                  --
                                                                          ---------------     -----------------      --------------

           Net cash (used in) provided by financing activities              (744,232,761)      (2,066,533,827)        3,028,920,783
                                                                          ---------------     -----------------      --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                             (14,327,804)         (52,233,698)           82,626,526
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                30,392,828           82,626,526                   --
                                                                          ---------------     -----------------      --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   16,065,024      $    30,392,828        $   82,626,526
                                                                          ===============     =================      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                           $   19,109,312      $   160,659,522        $      140,550
                                                                          ===============     ================       ==============

  Noncash financing activities:
    Net change in unrealized gain (loss) on available-for-sale
    securities                                                            $    2,323,111      $   (15,349,750)       $      603,821
                                                                          ===============     ===============        ==============
    Dividends declared, not yet paid                                      $        --         $         --           $    2,602,600
                                                                          ===============     ================       ==============


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

          INTEREST RATE SWAPS - The Company has entered into interest rate swap agreements ("swaps") to reduce the mismatch in the maturity and repricing characteristics of its fixed-rate agency pass-through securities and its short-term repurchase obligations used for funding. The objective is to change the interest rate characteristics of the securities from fixed to floating rate. Swaps were designated as hedges of certain of its fixed rate agency pass-through securities. The Company monitors the correlation and effectiveness for swap transactions by ensuring that the notional amount of the swap is less than the principal amount of the assets being hedged, the maturity of the swaps do not exceed the maturity of the assets being hedged and the interest rate index on the asset being hedged correlates with the interest rate index for the paying leg of the swap.

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

2.       AVAILABLE-FOR-SALE INVESTMENTS

          The following table sets forth the fair value of the Company's Securities, excluding interest-only securities ("IOs"), as of December 31, 1999 and December 31, 1998:


                                DECEMBER 31, 1999

                          AGENCY
                          FIXED/
                         FLOATING                       NON-
                       RATE MORTGAGE    MORTGAGE      MORTGAGE
                        SECURITIES    SUBORDINATES  SUBORDINATES      TOTAL

Securities,            $ 67,029,843  $ 59,760,702   $6,436,914    $ 133,227,459
  principal amount

Unamortized discount     (1,131,485)  (24,333,991)    (661,965)     (26,127,441)
Unamortized premium         314,971           --           --           314,971
                       ------------------------------------------ --------------

Amortized cost           66,213,329    35,426,711    5,774,949      107,414,989

Gross unrealized gains          --            --           --              --
Gross unrealized losses  (1,411,395)  (16,866,092)    (559,880)     (18,837,367)
                       -------------  ------------   ----------     -----------

Estimated fair value   $  64,801,934 $ 18,560,619   $5,215,069    $  88,577,622
                       ============= ============   ==========    =============

                                                  DECEMBER 31, 1998

                          AGENCY                                   NON-AGENCY
                          FIXED/                                     FIXED/
                         FLOATING                       NON-        FLOATING
                       RATE MORTGAGE    MORTGAGE      MORTGAGE    RATE MORTGAGE
                        SECURITIES    SUBORDINATES  SUBORDINATES   SECURITIES       TOTAL

Securities,
  principal amount     $667,919,453   $118,998,059   $15,106,000   $31,275,000   $833,298,512

Unamortized discount     (1,294,653)   (29,974,938)   (1,343,889)      (67,115)   (32,680,595)
Unamortized premium       4,918,479             --          --         117,991      5,036,470
                       ------------- -----------------------------------------  -------------

Amortized cost          671,543,279     89,023,121    13,762,111    31,325,876    805,654,387

Gross unrealized gains    9,186,945            --           --            --        9,186,945
Gross unrealized losses         --     (16,396,200)   (1,284,223)   (5,939,633)   (23,620,056)
                       ------------    ------------    ----------    ----------    -----------

Estimated fair value   $680,730,224   $ 72,626,921   $12,477,888   $25,386,243   $791,221,276
                       ============   ============   ===========   ===========   ============


          The fair value of the Company's IOs as of December 31, 1999 and December 31, 1998 are summarized as follows:

                                DECEMBER 31, 1999

                                                   FLOATING RATE

        Securities, notional amount               $    56,322,389
                                                       ==========
        Amortized cost, after provision
         for impairment                           $     2,155,466


        Gross unrealized gains                          6,414,549
        Gross unrealized losses                               --
                                                    -------------

        Estimated fair value                      $     8,570,015
                                                  ================

          During the year ended December 31, 1999, the Company continued to substantially reduce its IO portfolio in conjunction with the disposal of its other assets. The Company disposed of a notional amount of $398,367,860 with an approximate amortized cost of $24 million. The Company did not take any additional impairment losses during the year.

                                DECEMBER 31, 1998

                                     FIXED RATE
                                     COMMERCIAL     FLOATING RATE      TOTAL

        Securities, notional amount  $ 276,985,725  $ 177,704,524  $454,690,249
                                     =============  =============  ============

        Amortized cost, after        $  19,447,590  $   7,333,338  $ 26,780,928
        provision for impairment

        Gross unrealized gains                --        2,995,078     2,995,078
        Gross unrealized losses         (3,307,896)          --      (3,307,896)
                                     --------------  ------------   -----------

        Estimated fair value         $  16,139,694   $ 10,328,416   $26,468,110
                                     ============== =============   ===========


          The following table sets forth a historical reconciliation of the Company's activities with respect to IO's for the year ended December 31, 1998:

                                                                          FOR THE THREE MONTHS ENDED
                                                   MARCH 31, 1998       JUNE 30, 1998    SEPTEMBER 30, 1998       DECEMBER 31, 1998
Securities, beginning notional amount           $   974,595,695     $   943,163,085  $      1,185,413,736      $  1,040,105,190
Acquisitions, notional amount                       126,210,955         334,600,020                    --                   --
Disposals, notional amount                        (129,442,016)        (62,336,949)         (111,874,185)          (556,180,027)
Paydowns, notional amount                          (28,201,549)        (30,012,420)          (33,434,361)           (29,234,914)
                                                ---------------    ----------------  -------------------       ---------------
Securities, ending notional amount              $   943,163,085    $ 1,185,413,736  $      1,040,105,190       $    454,690,249
                                                ===============    ================  ====================      ================

Amortized cost, beginning                       $   161,370,927    $   128,526,212  $         90,853,884       $     50,039,314
Acquisitions, at cost                                 9,311,100         15,048,458                    --                    --
Dispositions, at cost                               (37,282,413)       (18,142,073)          (16,181,945)          (21,530,093)
Amortization of premium                              (4,873,402)        (5,960,967)           (2,219,952)           (1,284,731)
Permanent impairment                                       --          (28,617,746)          (22,412,673)             (443,562)
                                                ---------------    ---------------   -------------------       ---------------
Amortized cost, ending                          $   128,526,212    $    90,853,884  $         50,039,314       $    26,780,928
                                                ===============    ================  ====================      ===============

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

3.       MORTGAGE LOANS

          The following table pertains to the Company's Mortgage Loans as of December 31, 1999 and December, 31, 1998, which are carried at their amortized cost:

                                               1999                  1998
Mortgage Loans, principal amount           $  3,653,788      $    8,150,593
Unamortized discount                               --                  --
Unamortized premium                             150,844             266,891
                                           --------------    ---------------
Amortized cost                             $  3,804,632      $    8,417,484
                                           ==============    ===============

As of December 31, 1999 and December 31, 1998, the amortized cost of the Mortgage Loans approximated their fair value.

4.       REPURCHASE AGREEMENTS

          The Company has entered into repurchase agreements to finance most of its Investments. The repurchase agreements are collateralized by the market value of the Company's Investments and bear interest rates that generally move in close relation to one-month LIBOR.

          As of December 31, 1999, the Company had outstanding $44,018,000 of repurchase agreements with a weighted average borrowing rate of 5.90% and a weighted average remaining maturity of 12 days. At December 31, 1998, the Company had outstanding $742,384,912 of repurchase agreements with a weighted average borrowing rate of 5.94% and a weighted average remaining maturity of
2.77 years. At December 31, 1999 and 1998, Investments actually pledged had an estimated fair value of $45.4 million and $854.8 million respectively.

          At December 31, 1999 and 1998, the repurchase agreements had the following remaining maturities:

                                  1999                       1998
                                  ----                       ----
Within 30 days              $   44,018,000           $   242,384,912
30 to 90 days                        --                         --
Greater than 90 days                 --                  500,000,000
                            -----------------        -----------------
                            $    44,018,000          $   742,384,912
                            =================        =================

          As of December 31, 1998, $500,000,000 of the Company's Securities were subject to a repurchase agreement with a broker-dealer with a term of five years ending March 10, 2003. The borrowing rate of this repurchase agreement is three-month LIBOR plus 61.5 basis points and is capped at 6.365%. On March 29, 1999, to improve its liquidity, the Company terminated this agreement and recognized a loss of $(8.5) million.

5.       COMMON STOCK

          SALES OF COMMON STOCK - The Company's common stock was sold through several transactions as follows:

          The Company was initially capitalized with the sale of 6,000 shares of common stock on September 2, 1997, for a total of $15,005.

          The Company received commitments on September 15, 1997 for the purchase, in a private placement, of 1,014,000 shares of common stock, at $15.00 per share, for a total of $15,210,000 from certain officers, directors, proposed directors, employees and affiliates of the Company and the Former Manager (as defined below). The sale of these shares was consummated at the time of the closing of the public offering.

          The Company received commitments on November 7, 1997 from several mutual funds under common management (the "Funds") for the purchase, in a private placement, of 3,333,333 shares of common stock, at $15.00 per share, for a total of $49,999,995. The sale of these shares was consummated at the time of the closing of the public offering.

          The Company had been informed by the Former Manager that a fund affiliated with the former manager entered into a total rate of return swap with a broker-dealer which provided that the affiliated fund bear the economic benefit and risk of directly holding 666,666 shares of the Company's common stock for a total of $9,999,990. Such shares of common stock were sold by the Company to such broker-dealer in a private placement without registration under
Section 4(2) of the Securities Act of 1933. As of December 16, 1998, the total rate of return swap was closed and the Company repurchased the 666,666 shares at a price of $5.31 per share.

          The Company sold 15,000,000 shares of common stock through a public offering for $225,000,000. Syndication costs of $18,364,795 were deducted from the gross proceeds of the offerings.

          On each of January 2, 1998, April 1, 1998 and July 1, 1998, 25,000 shares (75,000 shares in the aggregate) of common stock were issued as deferred stock awards to certain employees of the Company. On each of October 1, 1998 and January 1, 1999, an additional 5,000 shares were also issued as deferred stock awards to certain employees of the Company. On February 28, 1999, an additional 13,750 shares were issued as deferred stock awards to an employee of the Company.

          DIVIDENDS/DISTRIBUTIONS - The Company declared and paid dividends and distributions in cash of $2.00 per share and $2.19 per share during the years ended December 31, 1999 and 1998 respectively.

          STOCK REPURCHASES - In March 1998, the Board of Directors of the Company approved the repurchase of up to $20 million of the Company's common stock. In June 1998 and November 1998, the Board of Directors increased the amount of common stock authorized to be repurchased to $30 million and $40 million, respectively. Pursuant to the repurchase program, during the year ended December 31, 1998, the Company used the proceeds of sales of, and payments from, its portfolio securities to repurchase 2,300,466 shares of Common Stock for $19,348,394 in open market transactions. Such purchases were made at a weighted average price per share of $8.41 (excluding commission costs). During the year ended December 31, 1999, the Company repurchased an additional 2,953,700 shares of Common Stock for $10,349,101 at a weighted average price of $3.50 (excluding commission costs). The repurchased shares have been returned to the Company's authorized but unissued shares of common stock as treasury shares.

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

          On November 1, 1999, the Company announced that Mariner Mortgage Management, LLC ("Mariner") agreed to serve as the external manager of the Company and be responsible for day-to-day management of the Company's investments. William J. Michaelcheck, the Chairman of Mariner, was appointed President and Chief Executive Officer of the Company. The Company terminated its consulting arrangement with BlackRock Financial Management, Inc. ("BlackRock").

          Under the Company's agreement with Mariner, Mariner is entitled to receive an (1) annual base management fee payable monthly in cash equal to 0.45% of the aggregate value of the Company's outstanding equity as of the end of such month and (2) incentive fee payable annually in newly issued stock of the Company. The incentive fee will equal:

          o 10% of the amount by which the market price of the Company's common stock (plus any distributions) at the end of 12 months exceed $3.63 per share (which approximates the average closing price of the Company's common stock for the fifteen days ended October 29, 1999) up to the equivalent of $4.00 per share;

          o         15% of amounts over $4.00 per share up to $4.50 per share;
                    and

          o         20% of amounts over $4.50 per share.

          The agreement has a one-year term, but is terminable by the Company without cause or penalty on 30 days' notice. Mariner may terminate the agreement in limited circumstances. In addition, Mariner is entitled to receive a minimum fee if the Company adopts a plan of liquidation prior to the expiration of the agreement.

          At December 31, 1999, $42,754 was payable to Mariner under this agreement.

7.        EARNINGS PER SHARE (EPS)

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting No. 128, Earnings Per Share (SFAS No.
128) which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the Basic EPS to the numerator and denominator of Basic EPS and Diluted EPS computation. There are no differences between Basic EPS and Diluted EPS for 1999 or 1998.

                                            FOR THE YEAR ENDED
                                            DECEMBER 31, 1999

                               LOSS                 SHARES         PER-SHARE
                             (NUMERATOR)         (DENOMINATOR)      AMOUNT

Basic EPS                   $(11,022,359)         16,925,143    $       (.65)
                            =============      =============    =============

Diluted EPS                 $(11,022,359)        16,925,143     $       (.65)
                            =============      =============    =============


                                           FOR THE YEAR ENDED
                                           DECEMBER 31, 1998
                               LOSS                SHARES          PER-SHARE
                             (NUMERATOR)         (DENOMINATOR)      AMOUNT

Basic EPS                   $(80,271,744)         19,313,865    $      (4.16)
                            =============         ===========   =============

Diluted EPS                 $(80,288,794)         19,313,865    $      (4.16)
                            =============         ===========   =============

          For the years ended December 31, 1999 and 1998, the Company had deferred common stock totaling 0 shares and 65,000 shares, respectively, reserved for issuance. The receipt of the stock is contingent upon the holder's continued employment or service. The deferred common stock had been awarded and does not have an exercise or strike price. Such shares were not included in Diluted EPS as the Company had a loss from operations and including such amounts would be anti-dilutive.

          For the years ended December 31, 1999 and 1998, options to purchase 100,000 and 298,000 shares were outstanding, respectively, and were anti-dilutive because the strike price ($15.00) was greater than the average daily market price of the Company's common stock for the period. Therefore, these options were excluded from Diluted EPS.

          The reconciliation for 1997 is as follows:

                                       FOR THE PERIOD ENDED
                                       DECEMBER 31, 1997

                                   INCOME               SHARES           PER-SHARE
                                  (NUMERATOR)        (DENOMINATOR)        AMOUNT

Basic EPS                         $   2,572,404          20,019,999   $        0.13
                                  =============       =============   =============
Effect of Dilutive Securities:
  Deferred Common Stock          $       -                 400,000
                                 ------------        -------------

Diluted EPS                     $   2,572,404          20,419,999   $       0.13
                                =============       =============   ============


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

          The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" for the options. Accordingly, no compensation cost for the Incentive Plan has been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123. For the Company's pro forma net earnings, the compensation cost will be amortized over the four-year vesting period of the options. During the year ended December 31, 1999 all employees which had been previously granted deferred stock awards left the Company and the awards were terminated. The Company's 1998 net loss per share would have been increased to the pro forma amounts indicated below:

                                          FOR THE YEAR ENDED DECEMBER 31, 1998
                                        ---------------------------------------
   Net loss - as reported                        $        (80,271,744)
   Net loss - pro forma                          $        (80,288,794)
   Loss per share - as reported                                $(4.16)
   Loss per share - pro forma                                  $(4.16)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the year ended December 31, 1998: dividend yield of 11.47%; expected volatility of 18%; risk-free interest rate of 5.82%; and expected lives of ten years.

          The following table summarizes information about stock options outstanding as of December 31, 1999, 1998 and 1997:

                                                       WEIGHTED
                                                       AVERAGE       WEIGHTED
                      RANGE OF                        REMAINING      AVERAGE
                      EXERCISE      OPTIONS           CONTRACTUAL    EXERCISE
                       PRICES       OUTSTANDING        LIFE (YRS.)    PRICE

December  31, 1999     $   15.00      10,000            8.0         $ 15.00
December  31, 1998     $   15.00     220,000            8.9         $ 15.00
December 31, 1997      $   15.00     778,000             10         $ 15.00

          The options become exercisable at the rate of 25% on each of January 2, 1998, January 2, 1999, January 2, 2000 and January 2, 2001, subject to the holder's continued employment or service. During the years ended December 31, 1999 and 1998, 210,000 and 558,000 stock options have been terminated, respectively.

         There was no compensation expense for 1999. The compensation expense for the 140,000 and 400,000 shares of deferred stock outstanding as of December 31, 1998 and 1997, respectively, will be amortized over a four-year period.

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

          The Company did not enter into any interest rate swaps in 1999.

10.       TAXABLE INCOME

          Revenue Procedure 99-17 provides securities and commodities traders with the ability to elect mark-to-market treatment for 1998 by including a statement with their timely filed 1998 tax return. The election applies for all future years as well unless revoked with the consent of the Internal Revenue Service. The Company elects mark-to-market treatment as a securities trader, and accordingly, will recognize gains and losses prior to the actual disposition of its securities. Moreover, some if not all of those gains and losses, as well as some if not all gains or losses from actual dispositions of securities, will be treated as ordinary in nature, and not capital, as they would be in the absence of this election. There is no assurance, however, that the Company's election will not be challenged on the ground that it is not in fact a trader in securities, or that it is only a trader with respect to some, but not all, of its securities. As such, there is a risk that the Company will not be able to mark-to-market its securities, or that it will be limited in its ability to recognize certain losses.

          For the years ended December 31, 1999 and 1998, a net operating loss as calculated for tax purposes ("NOL") is estimated at approximately $(30.5) million and $(52.4) million, respectively, or $(1.80) and $(2.65), respectively, per weighted average share. NOLs generally may be carried forward for 20 years. The Company believes that during 1999 it experienced an "ownership change" within the meaning of Section 382 of the Code. Consequently, its use of NOLs generated before the ownership change to reduce taxable income after the ownership change will be subject to limitations under Section 382. Generally, the use of NOLs in any year is limited to the value of the Company's stock on the date of the ownership change multiplied by the long-term tax exempt rate (published by the IRS) with respect to that date. The Company currently is attempting to determine the amount of the annual limitation.

          Taxable income (loss) requires an annual calculation; consequently, for the year ended December 31, 1999, taxable income (loss) may be different from GAAP income (loss) as a result of differing treatment of unrealized gains and losses on securities transactions. For the Company's tax purposes, unrealized gains (losses) will be recognized at the end of the year and will be aggregated with operating gains (losses) to produce total taxable income (loss) for the year. For the year ended December 31, 1999, the Company had unrealized gains of approximately $2,323,111.

11.      RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, FASB issued Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which, as issued, was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 generally requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS No. 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. Statement 133," which deferred the effective date of FASB No. 133 for one year to fiscal years beginning after June 15, 2000. The Company has not yet completed its evaluation of SFAS No. 133, and therefore, at this time, cannot predict what, if any, effect its adoption will have on the Company's financial condition or results of operations.

12.       SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

          The following is a presentation of the quarterly results of operations for the year ended December 31, 1999.

                                              QUARTER ENDED        QUARTER ENDED       QUARTER ENDED       QUARTER ENDED
                                              MARCH 31, 1999       JUNE 30, 1999     SEPTEMBER 30, 1999  DECEMBER 31, 1999
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Interest income:                              $    15,553             $    6,643         $  3,854              $   2,089
 Cash and cash equivalents...........                 465                    523              595                    222
                                              ------------            ------------        ---------             ---------
     Total...........................              16,018                  7,166            4,449                 2,311
                                              ------------            ------------        ---------             ---------
Interest expense:
     Repurchase agreements...........              10,174                  3,801            1,996                    841
                                              ------------            ------------        ---------             ---------
Net interest income..................               5,844                  3,365            2,453                  1,470
Gain (loss) on sale of securities                 (17,569)                (3,655)          (2,191)                 3,586
Impairment loss on interest-only
  securities........................               --                       --               --                     --
General and administrative
  expenses..........................                1,450                    796              945                 1,134
                                              ------------            ------------        ---------           ----------
Net income (loss)...................          $   (13,175)            $   (1,086)        $   (683)            $   3,922
                                              ============            ============       =========            =========

Unrealized gain (loss) on securities:
     Unrealized holding gain (loss)
     arising during period...........             (17,366)                 1,053             (211)                 (982)
     Add: reclassification adjustment
     for losses included in net income
     (loss)...........................             17,569                  3,655            2,191                (3,586)
                                              ------------            ------------       ---------            ----------
Other comprehensive income
   (loss).............................                203                  4,708            1,980                (4,568)

Comprehensive income (loss)...........       $    (12,972)            $    3,622        $   1,297            $     (646)
                                             ==============           ============      ==========           ===========

Net income (loss) per share:
     Basic............................       $       (.74)            $     (.06)        $    (.04)           $     .26
                                             ==============          ============       ==========           ===========
     Diluted..........................       $       (.74)            $     (.06)        $    (.04)           $     .26
                                             ==============          ============       ==========           ===========
Weighted average number of shares
outstanding:
     Basic............................         17,806,740             17,775,914        17,223,109            14,894,811
                                             ==============         =============      ===========           ============
     Diluted..........................         17,806,740             17,775,914        17,223,109            14,894,811
                                             ==============         =============      ============          ============


         The following is a presentation of the quarterly results of operations for the year ended December 31, 1998.

                                         PERIOD ENDED      QUARTER ENDED    QUARTER ENDED      QUARTER ENDED       QUARTER ENDED
                                       DECEMBER 31, 1997   MARCH 31, 1998   JUNE 30, 1998   SEPTEMBER 30, 1998   DECEMBER 31, 1998
                                       -----------------   --------------   -------------   ------------------   -----------------
                                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Interest income:
     Mortgage loans and securities     $    10,078         $   54,506         $58,515          $   48,934         $    20,778
     Cash and cash equivalents..               811              1,263           1,160               1,035                 595
                                       -----------         ------------  --------------        -----------        ------------
       Total....................            10,889            55,769           59,675               49,969             21,373
                                       -----------         ------------  --------------        -----------        ------------
Interest expense:
Repurchase agreements...........             8,489            45,144          51,136                43,412             15,065
                                       -----------         ------------  --------------        -----------        ------------
Net interest income.............             2,400            10,625           8,539                 6,557              6,308
Gain (loss) on sale of securities              588               134             511               (21,991)           (31,097)
Impairment loss on interest-only
securities......................               --                --          (28,618)              (22,413)              (443)
General and administrative
   expenses.....................               416             2,229           2,102                 1,662              2,390
                                       -----------       ------------    ------------          ------------       ------------
Net income (loss)...............       $     2,572       $     8,530       $ (21,670)          $   (39,509)       $   (27,622)
                                       ===========       ============    ============          ============       ============


Unrealized gain (loss) on securities:
     Unrealized holding gain (loss)
     arising during period......             1,192          (14,056)           2,474               (27,199)           (29,011)
     Add: reclassification adjustment
     for losses included in net
     income (loss)...................         (588)            (134)            (511)               21,991             31,097
                                      -------------     -------------    -------------       ---------------      ------------

Other comprehensive income
     (loss).....................               604          (14,190)           1,963              (5,208)               2,086
                                      --------------   --------------   --------------       -------------        ------------
Comprehensive income (loss).....      $      3,176     $     (5,660)    $    (19,707)        $   (44,717)         $   (25,536)
                                      =============    ==============   ==============       =============        ============

Net income (loss) per share:
Basic...........................       $      0.13     $        .43     $      (1.08)        $     (2.10)         $     (1.50)
                                      ============     ============    ===============       =============        ============
Diluted.........................      $       0.13     $        .43     $      (1.08)        $     (2.10)         $     (1.50)
                                      ============     ============    ==============        =============        ============
Weighted average number of shares
outstanding:
     Basic......................        20,019,999       20,044,721       20,050,473           18,788,275          18,395,887
                                      ============     ============    =============         =============        ============
Diluted.........................        20,019,999       20,044,721       20,050,473           18,788,275          18,395,887
                                      ============     ============    =============         =============        ============

 13. SUBSEQUENT EVENTS

          On November 15, 1999, the Company announced that its Board of Directors authorized management to conduct a competitive sale of its less liquid portfolio assets as part of its ongoing program to reduce the volatility of the Company's assets. As of February 29, 2000, the Company has approximately $11 million (based on December 31, 1999 estimated fair value) of these assets remaining to be sold.

                                      *****

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     LASER MORTGAGE MANAGEMENT, INC.

                                     By: /S/ CHARLES R. HOWE II
                                        ---------------------------
                                         Charles R. Howe II
                                         Chief Financial and Accounting Officer

Dated:  March 30, 2000


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

SIGNATURE                             TITLE                               DATE
---------                             -----                               ----


                                Chairman and Director           March  30, 2000
-------------------------
Frederick N. Khedouri


/S/ STUART H. COLEMAN            Director                       March  30, 2000
---------------------
Stuart H. Coleman


/S/ JONATHAN ILANY               Director                        March 30, 2000
------------------
Jonathan Ilany

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

          10.3 Dividend Reinvestment and Direct Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-11 (File No. 333-35673))

          10.4 Termination Agreement dated as of February 28, 1999 between the Registrant and LASER Advisers Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 28, 1999)

          10.5 Consulting Agreement dated as of February 28, 1999 between the Registrant and BlackRock Financial Management, Inc. (Incorporated by reference to Exhibit
                         10.2 to the Registrant's Current Report on Form 8-K dated February 28, 1999)

          10.6 Management Agreement between the Registrant and Mariner Mortgage Management, LLC (Incorporated by reference to
                         Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 5, 1999)

          27.1*          Summary Financial Data

---------- * Filed herewith.