Form 10-Q
period 2000-03-31
LASER MORTGAGE MANAGEMENT INC
filed 2000-05-15
CIK 1046099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:              March 31, 2000

OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________

Commission file number: 1-13563

LASER MORTGAGE MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	22-3535916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c\o Mariner Mortgage Management, LLC
65 East 55th Street
New York, NY 10022
(Address of principal executive offices)
(Zip Code)

(212) 758-2024
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

Yes  X  No

        Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date: 14,538,983 shares of common stock, $0.001 par value, outstanding as of May 12, 2000.

LASER MORTGAGE MANAGEMENT, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Balance Sheets as of March 31, 2000 (Unaudited) and December 31, 1999

Statements of Operations (Unaudited) for the Three Months Ended March 31, 2000 and March 31, 1999

Statements of Stockholders' Equity (Unaudited) for the Three Months Ended March 31, 2000

Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2000 and March 31, 1999

Notes to Financial Statements (Unaudited)

1 1 2 3 4 5

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations	14

PART II. OTHER INFORMATION	25

   Item 1.    Legal Proceedings

   Item 2.    Changes in Securities and Use of Proceeds

   Item 3.    Defaults Upon Senior Securities

   Item 4.    Submission of Matters to a Vote of Security Holders

   Item 5.    Other Information

   Item 6.    Exhibits and Reports on Form 8-K

25 25 25 25 25 25

LASER MORTGAGE MANAGEMENT, INC.

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

LASER MORTGAGE MANAGEMENT, INC.
BALANCE SHEETS AT

                                                                         MARCH 31, 2000       DECEMBER 31, 1999
                                                                         (Unaudited)
ASSETS

Cash and cash equivalents...................................           $  45,715,151          $   16,065,024
Investment in securities at fair value......................              74,889,167              97,147,637
Investment in mortgage loans at amortized cost..............               3,292,736               3,804,632
Accrued interest and principal paydown receivable...........                 416,274                 840,459
Margin deposits on repurchase agreements....................                   -                     425,000
Prepaid assets..............................................               1,908,823                    -
                                                                       -------------           -------------
            Total assets....................................           $ 126,222,151           $ 118,282,752
                                                                       =============           =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Repurchase agreements.....................................          $   50,563,000           $  44,018,000
  Accrued interest payable..................................                 267,186                 149,260
  Accounts payable and accrued expenses.....................               1,341,848               1,081,061
  Payable to manager........................................                  64,968                  42,754
                                                                       -------------           -------------
         Total liabilities..................................          $   52,237,002           $  45,291,075
                                                                       -------------           -------------
STOCKHOLDERS' EQUITY:
  Common stock: par value $.001 per share;
    100,000,000 shares authorized, 20,118,749 and
    20,118,749 shares issued, respectively..................                  20,119                  20,119
  Additional paid-in capital................................             283,012,967             283,012,967
  Accumulated other comprehensive loss......................              (9,943,911)            (12,422,818)
  Accumulated distributions and losses......................            (169,308,656)           (167,921,096)
  Treasury stock at cost (5,279,166 and 5,254,166
    shares respectively).............                                    (29,795,370)            (29,697,495)
                                                                       -------------           -------------
         Total stockholders' equity.........................              73,985,149              72,991,677
                                                                       -------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..                          $  126,222,151           $ 118,282,752
                                                                       =============           =============
See notes to financial statements.
LASER MORTGAGE MANAGEMENT, INC.
STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE
THREE MONTHS ENDED

                                                                     MARCH 31, 2000       MARCH 31, 1999
Interest income:

  Mortgage loans and securities...............................       $  1,884,320         $  15,553,287
  Cash and cash equivalents...................................            504,801               465,173
                                                                     -------------        --------------
           Total interest income..............................          2,389,121            16,018,460

Interest expense:
  Repurchase agreements.......................................            579,879            10,174,314
                                                                     -------------        --------------
Net interest income...........................................          1,809,242             5,844,146

Loss on sale of securities, swaps and termination of
  repurchase agreement........................................         (2,404,857)          (17,569,418)
                                                                     -------------        --------------
General and administrative expenses...........................            791,945             1,450,000
                                                                     -------------        --------------
Net loss......................................................       $ (1,387,560)        $ (13,175,272)
                                                                     =============        ==============
Unrealized gain (loss) on securities:

  Unrealized holding gain (loss) arising during period........       $     74,050         $  (17,366,046)
  Add: reclassification adjustment for loss
  Included in net loss........................................       $  2,404,857             17,569,418
                                                                     -------------        --------------
Other comprehensive income....................................          2,478,907                203,372
                                                                     -------------        --------------

Comprehensive income (loss)...................................      $   1,091,347         $  (12,971,900)
                                                                    ==============        ==============
Net loss per share:
  Basic.......................................................      $        (.09)        $        (0.74)
                                                                    ==============        ==============
  Diluted.....................................................      $        (.09)        $        (0.74)
                                                                    ==============        ==============
Weighted average number of shares outstanding:
  Basic.......................................................         14,847,825             17,806,740
                                                                    ==============        ==============
  Diluted.....................................................         14,847,825             17,806,740
                                                                    ==============        ==============
See notes to financial statements.
STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE THREE MONTHS ENDED
MARCH 31, 2000

                                                                     Accumulated
                                                         Compre-     Other
                               Common     Additional     hensive     Comprehensive   Accumulated   Treasury
                                Stock      Paid-in       Income        Income        Distributions  Stock
                               Par Value    Capital       (Loss)       (Loss)         and Losses    At Cost     Total

BALANCE
     DECEMBER 31, 1999........$ 20,119    $283,012,967             $(12,422,818) $(167,921,096) $(29,697,495) $72,991,677
                              ==========  ============             ============= =============  ============  ===========
Comprehensive Income

  Net loss....................                         $(1,387,560)              $  (1,387,560)               $(1,387,560)
  Other comprehensive income
     Unrealized gain on
        securities, net of
        reclassification
        adjustment............                           2,478,907  $ 2,478,907                               2,478,907
                                                        -----------
Comprehensive income..........                          $1,091,347
Repurchase of common stock....                          -----------                           $    (97,875)     (97,875)
                                                                    ------------ ------------   ------------  -----------
BALANCE
     MARCH 31, 2000...........$ 20,119    $283,012,967             $ (9,943,911)$(169,308,656) $(29,795,370) $73,985,149
                              ==========  ============              ===========  ============= ============  ============
Unrealized holding gains
 arising during Period........                          $   74,050
Add: reclassification '
  adjustment for losses
  included in net loss........                           2,404,857
                                                       -----------
Net unrealized gains on
  securities..................                         $ 2,478,907
                                                       ============
See notes to financial statements.
STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE
THREE MONTHS ENDED

                                                                      MARCH 31, 2000         MARCH 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ....................................................        $  (1,387,560)          $  (13,175,272)
Adjustments to reconcile net loss to
    Net cash provided by (used in) operating activities:
    Amortization of mortgage premiums and discounts, net.....             (168,925)               1,007,290
    Loss on sale of securities...............................            2,404,857               17,569,418
    Decrease (Increase) in accrued interest and principal
paydown receivables..........................................              424,185                 (774,016)
    Decrease in margin deposits on repurchase agreement                    425,000                5,878,223
    Increase (Decrease) in accrued interest payable..........              117,926                 (354,017)
    Increase (Decrease) in accounts payable..................              260,787                 (211,565)
    Increase (Decrease) in payable to Manager................               22,214                 (708,495)
    Increase in other assets.................................           (1,908,823)                   -
                                                                     ---------------          ---------------
           Net cash provided by operating activities.........              189,661                9,231,566
                                                                     ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities.......................................          (61,704,494)                    -
Proceeds from sale of securities.............................           83,622,052               297,435,189
Receivable for securities sold...............................                -                  (269,341,732)
Principal payments on securities.............................            1,095,783                38,902,482
Increase in other payable....................................                -                     1,932,774
                                                                     ---------------          ---------------
           Net cash provided by investing activities.........           23,013,341                68,928,713
                                                                     ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements..........................           87,818,000             1,701,402,100
Principal payments on repurchase agreements..................          (81,273,000)           (1,768,084,216)
Payments from repurchase of common stock.....................              (97,875)                  (69,038)
Proceeds from issuance of common stock.......................                -                       91,016
           Net cash provided by (used in) financing
               activities....................................            6,447,125              (66,660,138)
                                                                     ---------------          ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               29,650,127               11,500,141

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD........................................           16,065,024               30,392,828
                                                                     ---------------          ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................        $  45,715,151            $  41,892,969
                                                                     ===============          ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid..............................................        $     461,953            $  10,528,331
                                                                     ===============          ===============
  Noncash financing activities:
    Net change in unrealized gain on
      available-for-sale securities..........................        $   2,478,907            $     203,372
                                                                     ===============          ===============
    Dividends declared, not yet paid.........................        $       -                $  35,607,766
                                                                     ===============          ===============
See notes to financial statements.
LASER MORTGAGE MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     LASER Mortgage Management, Inc. (the "Company") was incorporated in Maryland on September 3, 1997. The Company commenced its operations on November 26, 1997 (see Note 5).

     Basis of Presentation - The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. The interim financial statements for the three-month period are unaudited; however, in the opinion of the Company’s management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. The nature of the Company’s business is such that the results of any interim period are not necessarily indicative of results for a full year. Prior period financial statements have been reclassified, where appropriate, to conform to the 2000 presentation.

     A summary of the Company’s significant accounting policies follows:

     Cash and Cash Equivalents - Cash and cash equivalents includes cash on hand and overnight repurchase agreements. The carrying amounts of cash equivalents approximate their value.

    Investments - The Company invests primarily in mortgage-backed securities and mortgage loans. The mortgage-backed securities include mortgage pass-through certificates, collateralized mortgage obligations and other securities representing interests in, or obligations backed by, pools of mortgage loans (collectively, “Mortgage Securities”). The Company also invests in other debt and equity securities (“Other Securities” and, together with Mortgage Securities, “Securities”). The mortgage loans are secured by first or second liens on single-family residential, multi-family residential, commercial or other real property (“Mortgage Loans” and, together with Securities, “Investments”).

    Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), requires the Company to classify its securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Securities until maturity, it may, from time to time, sell any of its Securities as part of its overall management of its balance sheet. Accordingly, this flexibility requires the Company to classify all of its Securities as available-for-sale. All Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity within accumulated other comprehensive income (loss).

    Unrealized losses on Securities that are considered other-than-temporary, as measured by the amount of decline in fair value attributable to factors other than temporary factors, are recognized in income and the cost basis of the Securities is adjusted. Other-than-temporary unrealized losses are based on management’s assessment of various factors affecting the expected cash flow from the Securities, including the level of interest rates, an other-than-temporary deterioration of the credit quality of the underlying mortgages and/or the credit protection available to the related mortgage pool and a significant change in the prepayment characteristics of the underlying collateral. The Company’s Mortgage Loans are held as long-term investments and are carried at their unpaid principal balance, net of unamortized discount or premium.

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

    Interest Rate Swaps - In 1997 and 1998, the Company entered into interest rate swap agreements (“swaps”) to reduce the mismatch in the maturity and repricing characteristics of its fixed-rate agency pass-through securities and its short-term repurchase obligations used for funding. The objective was to change the interest rate characteristics of the securities from fixed to floating rate. Swaps were designated as hedges of certain of its fixed rate agency pass-through securities. The Company monitored the correlation and effectiveness for swap transactions by ensuring that the notional amount of the swap was less than the principal amount of the assets being hedged, the maturity of the swaps did not exceed the maturity of the assets being hedged and the interest rate index on the asset being hedged correlated with the interest rate index for the paying leg of the swap.

    The Company carried the swaps that met the above criteria and the hedged securities at their fair value and reported unrealized gains and losses in other comprehensive income. Net payments or receipts on swaps that qualified for hedge accounting were recognized as adjustments to interest income as they accrued. Swaps that did not meet these criteria were carried at fair value with changes reflected in income currently.

    The gain or loss on the terminated swaps were deferred and amortized as a yield adjustment over the shorter of the remaining original term of the swap or the remaining holding period of the investment securities. Gains and losses on swaps associated with sold securities were recognized as part of the gain or loss on sale.

    The Company did not enter into any interest rates swaps during the three months ended March 31, 2000 and 1999.

    Income Taxes - The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) with respect thereto. Accordingly, the Company should not be subjected to Federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met.

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

2.     AVAILABLE-FOR-SALE INVESTMENTS

    The following tables set forth the fair value of the Company's Securities, excluding interest-only securities ("IOs"), as of March 31, 2000 and December 31, 1999:

March 31, 2000

                                      Agency
                                      Fixed/
                                      Floating
                                      Rate                        Non-
                                      Mortgage       Mortgage     Mortgage
                                      Securities    Subordinates  Subordinates    Total

Securities, principal amount          $62,223,463   $26,229,967   $6,436,914      $94,890,344
Unamortized discount                     (692,213)   (8,703,092)    (662,835)     (10,058,140)
                                       -----------   -----------  -----------     ------------
Amortized cost                         61,531,250    17,526,875    5,774,079       84,832,204

Gross unrealized losses                  (284,695)   (8,477,486)  (1,180,856)      (9,943,037)
                                      ------------   -----------  -----------     ------------
Estimated fair value                  $61,246,555   $ 9,049,389   $4,593,223      $74,889,167
                                      ============  ============  ============    ============

December 31, 1999

                                         Agency
                                         Fixed/
                                         Floating
                                         Rate                            Non-
                                         Mortgage       Mortgage        Mortgage
                                         Securities     Subordinates    Subordinates     Total

Securities, principal amount            $67,029,843    $59,760,702      $6,436,914      $133,227,459

Unamortized discount                     (1,131,485)   (24,333,991)       (661,965)      (26,127,441)
Unamortized premium                         314,971         -                -               314,971
                                        -------------- -------------    -------------   --------------

Amortized cost                           66,213,329     35,426,711        5,774,949      107,414,989

Gross unrealized loses                   (1,411,395)   (16,866,092)        (559,880)     (18,837,367)
                                        -------------- -------------    -------------   --------------

Estimated fair value                    $64,801,934    $18,560,619       $5,215,069      $88,577,622
                                        ============== =============    =============   ==============

    During the three months ended March 31, 2000, the Company sold IOs with a notional amount of $56,322,389. As of the March 31, 2000 the Company did not own any IOs.

The fair value of the Company's IOs as of December 31, 1999 are summarized as follows:

December 31, 1999

                                           Floating
                                            Rate

        Securities, notional amount       $ 56,322,389
                                          ============
        Amortized  cost, after provision
        for impairment                     $ 2,155,466

        Gross unrealized gains               6,414,549
        Gross unrealized losses                  -
                                          ------------
        Estimated fair value              $  8,570,015
                                          ============

    Financial Accounting Standards Board (“FASB”) Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

    The fair values of the Company’s Investments are based on prices provided by dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, repurchase agreements and other liabilities are reflected in the financial statements at their fair value because of the short-term nature of these instruments.

    The Company continued to reduce its less liquid portfolio of investments during the three months ended March 31, 2000.

3.     MORTGAGE LOANS

     The following tables pertain to the Company’s Mortgage Loans as of March 31, 2000 and December 31, 1999 which are carried at their amortized cost:

                                         March 31, 2000     December 31, 1999

Mortgage Loans, principal amount        $      3,176,434     $     3,653,788
Unamortized premium                              116,302             150,844
                                        -----------------    ----------------
Amortized cost                          $      3,292,736     $     3,804,632
                                        =================    ================

     As of March 31, 2000 and December 31, 1999, the amortized cost of the Mortgage Loans approximated their fair value.

4.     REPURCHASE AGREEMENTS

     The Company has entered into repurchase agreements to finance most of its Investments. The repurchase agreements are collateralized by the market value of the Company’s Investments and bear interest rates that generally move in close relation to one-month LIBOR.

     As of March 31, 2000, the Company had outstanding $ 50,563,000 of repurchase agreements with a weighted average borrowing rate of 6.00% and a weighted average remaining maturity of 59 days. At March 31, 2000, Investments actually pledged had an estimated fair value of $52,507,736.

     As of December 31, 1999, the Company had outstanding $44,018,000 of repurchase agreements with a weighted average borrowing rate of 5.90% and a weighted average remaining maturity of 12 days. At December 31, 1999, Investments actually pledged had an estimated fair value of $45,400,000.

     At March 31, 2000 and December 31, 1999, the repurchase agreements had the following remaining maturities:

                             March 31, 2000       December 31, 1999

Within 30 days               $   2,645,00         $  44,018,000
30 to 90 days                  47,918,000                 -
                             --------------       ---------------
                             $ 50,563,000         $  44,018,000
                             ==============       ===============

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

     Dividends/Distributions - The Company did not declare or pay any dividends or distributions during the three months ended March 31, 2000. The Company declared distributions in cash of $2.00 per share during the three months ended March 31, 1999.

     Stock Repurchases - In March 1998, the Board of Directors of the Company approved the repurchase of up to $20 million of the Company's common stock. In June 1998 and November 1998, the Board of Directors increased the amount of common stock authorized to be repurchased to $30 million and $40 million, respectively. Pursuant to the repurchase program, for the year ended December 31, 1999, the Company used the proceeds of sales of, and payments from, its portfolio securities to repurchase 2,953,700 shares of Common Stock for $10 million in open market transactions. Such purchases were made at a weighted average price per share of $3.50 (excluding commission costs costs). During the three months ended March 31, 2000, the Company repurchased 25,000 shares of common stock for $97,875 or $3.875 per share (excluding commissions costs). The repurchased shares have been returned to the Company's authorized but unissued shares of common stock as treasury shares.

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

     The Company and the Former Manager terminated the Management Agreement effective as of February 28, 1999. In connection therewith, the Company agreed to pay to the Former Manager: (a) $416,505, which represented the base management fee payable under the Management Agreement for the fourth quarters of 1998; (b) $708,495, which the Company and the Former Manager agreed to as the quarterly incentive fee for the fourth quarter of 1998; and (c) $500,000 for services performed under the Management Agreement for the period January 1, 1999 through February 28, 1999 and for certain transition services with respect to internalizing the advisory function.

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

     Under the Company's agreement with Mariner, Mariner is entitled to receive an (1) annual base management fee payable monthly in cash equal to 0.45% of the aggregate value of the Company's outstanding equity as of the end of such month and (2) incentive fee payable annually in newly issued stock of the Company. The incentive fee will equal the number of shares outstanding on November 1, 2000, multiplied by:

o

10% of the difference between the market price of the Company's common stock (plus any distributions) on November 1, 2000 (or such earlier date when the agreement is terminated) and $3.63 per share (which approximates the average closing price of the Company's common stock for the fifteen days ended October 29, 1999) up to the equivalent of $4.00 per share;

o	15% of the difference between over $4.00 per share up to $4.50 per share; and

o	20% of the difference between over $4.50 per share.

      The agreement has a one-year term, but is terminable by the Company without cause or penalty on 30 days' notice. Mariner may terminate the agreement in limited circumstances. In addition, Mariner is entitled to receive a minimum fee if the Company adopts a plan of liquidation prior to the expiration of the agreement.

      Pursuant to the agreement with Mariner the Company accrued base management fees of $64,968 and incentive fees of $464,518 for the three months ended March 31, 2000. At December 31, 1999, base management fees of $42,754 were payable to Mariner under this agreement.

7.     EARNINGS PER SHARE (EPS)

     In February 1997, the FASB issued Statement of Financial Accounting No. 128, Earnings Per Share ("SFAS No. 128") which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the Basic EPS to the numerator and denominator of Basic EPS and Diluted EPS computation. There are no differences between Basic EPS and Diluted EPS for March 31, 2000.

                                            For the Three Months Ended
                                                  March 31, 2000

                            Loss                       Shares            Per-Share
                           (Numerator)                 (Denominator)         Amount

Basic EPS                 $ (1,387,560)                  14,847,825         $  (.09)
                          =============                                     ========
Diluted EPS               $ (1,387,560)                  14,847,825         $  (.09)
                          =============                                     ========

     For the three months ended March 31, 2000, the Company has no deferred common stock reserved for issuance.

     For the three months ended March 31, 2000, options to purchase 72,000 shares were outstanding during the period and were anti-dilutive because the strike price ($15.00) was greater than the average daily market price of the Company’s common stock for the period. Therefore, these options were excluded from Diluted EPS.

     The reconciliation for the three months ended March 31, 1999 is as follows:

                                            For the Three Months Ended
                                                  March 31, 1999

                             Loss                       Shares                 Per-Share
                           (Numerator)                 (Denominator)              Amount

Basic EPS                 $   (13,175,272)               17,806,740             $   (.74)
                          ================                                      =========
Diluted EPS               $   (13,175,272)               17,806,740             $   (.74)
                          ================                                      =========

     For the three months ended March 31, 1999, the Company has no deferred common stock reserved for issuance.

     For the three months ended March 31, 1999, options to purchase 72,000 shares were outstanding during the period and were anti-dilutive because the strike price ($15.00) was greater than the average daily market price of the Company’s common stock for the period. Therefore, these options were excluded from Diluted EPS.

8.     LONG-TERM STOCK INCENTIVE PLAN

     The Company has adopted a Long-Term Stock Incentive Plan for directors, executive officers, and key employees (the “Incentive Plan”). The Incentive Plan authorizes the Compensation Committee of the Board of Directors to grant awards, including deferred stock, incentive stock options as defined under Section 422 of the Code (“ISOs”) and options not so qualified (“NQSOs”). The Incentive Plan authorizes the granting of options or other awards for an aggregate of 2,066,666 shares of the Company’s common stock.

     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) for the options. Accordingly, no compensation cost for the Incentive Plan has been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123. For the Company’s pro forma net earnings, the compensation cost will be amortized over the four-year vesting period of the options. The Company’s net loss per share would have been increased to the pro forma amounts indicated below:

                                               For the Three Months Ended           For the Three Months Ended
                                                       March 31, 2000                       March 31, 1999

   Net earnings (loss) - as reported                 $(1,387,560)                    $(13,175,272)
   Net earnings (loss) - pro forma                   $(1,389,124)                    $(13,176,667)
   (Loss) earnings per share - as reported              $(.09)                          $(0.74)
   (Loss) earnings per share - pro forma                $(.09)                          $(0.74)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the three months ended March 31, 2000: dividend yield of 11.47%; expected volatility of 18%; risk-free interest rate of 5.82%; and expected lives of ten years.

     The following table summarizes information about stock options outstanding as of March 31, 2000 and 1999:

                                                                  Weighted
                                                                   Average        Weighted
                                                                  Remaining       Average
                              Exercise          Options          Contractual      Exercise
                               Price          Outstanding        Life (Yrs.)       Price

     March 31, 2000         $  15.00             10,000             7.7             $  15.00
                            ========                                                ========
     March 31, 1999         $  15.00             72,000             8.7             $  15.00
                            ========                                                ========

     The options become exercisable at the rate of 25% on each of January 2, 1998, January 2, 1999, January 2, 2000 and January 2, 2001, subject to the holder’s continued employment or service. During the three months ended March 31, 1999, 148,000 stock options terminated.

9.     TAXABLE INCOME

     Revenue Procedure 99-17 provides securities and commodities traders with the ability to elect mark-to-market treatment for 1998 by including a statement with their timely filed 1998 tax return. The election applies for all future years as well unless revoked with the consent of the Internal Revenue Service. The Company elected mark-to-market treatment as a securities trader, and accordingly, will recognize gains and losses prior to the actual disposition of its securities. Moreover, some if not all of those gains and losses, as well as some if not all gains or losses from actual dispositions of securities, will be treated as ordinary in nature, and not capital, as they would be in the absence of this election. There is no assurance, however, that the Company’s election will not be challenged on the ground that it is not in fact a trader in securities, or that it is only a trader with respect to some, but not all, of its securities. As such, there is a risk that the Company will not be able to mark-to-market its securities, or that it will be limited in its ability to recognize certain losses.

     For the years ended 1999 and 1998, a net operating loss as calculated for tax purposes (“NOL”) is estimated at approximately $(30.5) million and $(52.4) million, respectively, or $(1.80) and $(2.65), respectively, per weighted average share. NOLs generally may be carried forward for 20 years. The Company believes that during 1999 it experienced an “ownership change” within the meaning of Section 382 of the Code. Consequently, its use of NOLs generated before the ownership change to reduce taxable income after the ownership change will be subject to limitations under Section 382. Generally, the use of NOLs in any year is limited to the value of the Company’s stock on the date of the ownership change multiplied by the long-term tax exempt rate (published by the IRS) with respect to that date. The Company currently is attempting to determine the amount of the annual limitation.

     Taxable income (loss) requires an annual calculation; consequently, for the year ended December 31, 1999, taxable income (loss) may be different from GAAP income (loss) as a result of differing treatment of unrealized gains and losses on securities transactions. For the Company’s tax purposes, unrealized gains (losses) will be recognized at the end of the year and will be aggregated with operating gains (losses) to produce total taxable income (loss) for the year.

10.     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which, as issued, was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 generally requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS No. 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133,” which deferred the effective date of FASB No. 133 for one year to fiscal years beginning after June 15, 2000. The Company has not yet completed its evaluation of SFAS No. 133, and therefore, at this time, cannot predict what, if any, effect its adoption will have on the Company’s financial condition or results of operations.

11.     SUBSEQUENT EVENTS

     The Company repurchased an additional 300,600 shares of its common stock on April 20, 2000 for $1,146,037.50 or $3.8125 per share.

* * * * *

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company’s financial statements and notes thereto.

Forward-Looking Statements

     “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding the Company and its business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties. Risks and uncertainties, which could cause results to differ from those discussed in the forward-looking statements herein, are listed in the Company’s Annual Report filed on Form 10-K.

General

     LASER Mortgage Management, Inc. (the “Company”), a Maryland corporation, is a specialty finance company, organized in September 1997, that invests primarily in mortgage-backed securities and mortgage loans. The mortgage-backed securities include mortgage pass-through certificates, collateralized mortgage obligations, other securities representing interests in, or obligations backed by, pools of mortgage loans and mortgage derivative securities (collectively, the “Mortgage Securities”). The mortgage loans are secured by first or second liens on single-family residential, multi-family residential, commercial or other real property (the “Mortgage Loans” and, together with the Mortgage Securities, the “Mortgage Assets”).

     Mariner Mortgage Management, LLC ("Mariner"), an affiliate of Mariner Investment Group, Inc., manages the Company's day-to-day operations.

     The Company is authorized to acquire the following types of investments:

o

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

o

collateralized mortgage obligations, including regular interests in real estate mortgage investment conduits ("CMOs"), which are fixed and adjustable rate debt obligations collateralized by Mortgage Loans or Pass-Through Certificates;

o	Mortgage Loans;

o	mortgage derivative securities ("Mortgage Derivatives"), including interest-only securities ("IOs") which receive only certain interest payments from a pool of Mortgage Securities or Mortgage Loans;

o

subordinate interests ("Subordinate Interests"), which are classes of Mortgage Securities junior to other classes of Mortgage Securities in the right to receive payments from the underlying Mortgage
Loans; and

o	other fixed-income securities in an amount not to exceed 5% of total assets.

     The Company maintained a portfolio at its peak of approximately $3.8 billion of Mortgage Assets in June 1998. Since June 1998, the Company has been delevering its portfolio by selling certain securities and repaying borrowings in an attempt to reduce the portfolio’s susceptibility to basis and interest rate risk and to create additional liquidity. In November 1999, the Company announced that its Board of Directors authorized management to conduct a competitive sale of its less liquid portfolio assets as part of its ongoing program to reduce the volatility of the Company’s assets. As of March 31, 2000, the Company had approximately $11 million (based on December 31, 1999 estimated fair value) of these assets remaining to be sold.

     The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 1997, and such election has not been revoked. The Company has qualified as a REIT for the taxable years since its inception, and generally will not be subject to federal income tax provided that it distributes its income to its stockholders and maintains its qualification as a REIT.

     The Company repurchased an additional 300,600 shares of its common stock on April 20, 2000 for $1,146,037.50 or $3.8125 per share.

Results of Operations for the Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Net Loss Summary

     General. For the three months ended March 31, 2000, the Company had a net loss of $(1.4) million, or $(0.09) per weighted average share, the weighted average number of shares of Common Stock outstanding was 14,847,825, no distributions or dividends were declared or paid and return on average equity was (1.89)% on an unannualized basis.

     For the three months ended March 31, 1999, the Company had a net loss of $(13.1) million, or $(0.74) per weighted average share, the weighted average number of shares of Common Stock outstanding was 17,808,740, dividends declared were $2.00 per weighted average share, $35.6 million in total or paid and return on average equity was (10.79)% on an unannualized basis.

     Losses from investment activities. For the three months ended March 31, 2000, the Company sold securities with an aggregate historical amortized cost of $86 million for a net loss of $(2.4) million, compared to sales of $310 million of securities for an aggregate loss of $(5.0) million for the three months ended March 31, 1999. In addition, in accordance with SFAS No. 115, an entity should recognize an other-than-temporary impairment when it intends to sell a specifically identified available-for-sale debt security at a loss shortly after the balance sheet date. The write-down for the impairment should be recognized in earnings in the period in which the decision is made. The Company reclassified an amount of approximately $4.2 million from unrealized loss to realized loss for securities sold in April 1999, as the decision to sell them was made in March 1999.

     The realized losses during the three months ended March 31, 2000 were approximately $(2.4) million, or $(0.16) per weighted average share, compared to approximately $(17.6) million, or $(0.99) per weighted average share for the three months ended March 31, 1999. Excluding realized gains and losses, the Company’s income for the three months ended March 31, 2000 was approximately $1.0 million, or $0.07 per weighted average share, compared to approximately $4.4 million, or $0.25 per weighted average share, for the three months ended March 31, 1999. This reduction of income for the first three months of 2000 compared to the first three months of 1999 is consistent with the Company’s substantially reduced investment portfolio.

Taxable Income (Loss) and GAAP Income (Loss)

     Revenue Procedure 99-17 provides securities and commodities traders with the ability to elect mark-to-market treatment for 1998 by including a statement with their timely filed 1998 tax return. The election applies for all future years as well unless revoked with the consent of the Internal Revenue Service. The Company elected mark-to-market treatment as a securities trader and, accordingly, will recognize gains and losses prior to the actual disposition of its securities. Moreover, some if not all of those gains and losses, as well as some if not all gains or losses from actual dispositions of securities, will be treated as ordinary in nature, and not capital, as they would be in the absence of this election. There is no assurance, however, that the Company’s election will not be challenged on the ground that it is not in fact a trader in securities, or that it is only a trader with respect to some, but not all, of its securities. As such, there is a risk that the Company will not be able to mark-to-market its securities, or that it will be limited in its ability to recognize certain losses.

     For the years ended December 31, 1999 and 1998, a net operating loss as calculated for tax purposes (“NOL”) is estimated at approximately $(30.5) million and $(52.4) million, respectively, or $(1.80) and $(2.65), respectively, per weighted average share. NOLs generally may be carried forward for 20 years. The Company believes that during 1999 it experienced an “ownership change” within the meaning of Section 382 of the Code. Consequently, its use of NOLs generated before the ownership change to reduce taxable income after the ownership change will be subject to limitations under Section 382. Generally, the use of NOLs in any year is limited to the value of the Company’s stock on the date of the ownership change multiplied by the long-term tax exempt rate (published by the IRS) with respect to that date. The Company currently is attempting to determine the amount of the annual limitation.

     Taxable income (loss) requires an annual calculation; consequently, for the year ended December 31, 1999, taxable income (loss) may be different from GAAP income (loss) as a result of differing treatment of unrealized gains and losses on securities transactions. For the Company’s tax purposes, unrealized gains (losses) will be recognized at the end of the year and will be aggregated with operating gains (losses) to produce total taxable income (loss) for the year.

     Taxable income and GAAP income (loss) could also differ for other reasons. For example, the Company may take credit provisions which would affect GAAP income whereas only actual credit losses are deducted in calculating taxable income. In addition, G&A Expenses may differ due to differing treatment of leasehold amortization, certain stock option expenses and other items. As of December 31, 1999 and 1998, the Company had not taken credit provisions because 64% and 82%, respectively, of the Company’s Investments were Agency Certificates.

     The distinction between taxable income and GAAP income (loss) is important to the Company’s stockholders because dividends or distributions are declared on the basis of taxable income. While the Company does not pay taxes so long as it satisfies the requirements for exemption from taxation pursuant to the REIT Provisions of the Code, each year the Company completes a corporate tax form wherein taxable income is calculated as if the Company were to be taxed. This taxable income level helps to determine the amount of dividends the Company intends to pay out over time.

Interest Income and Average Earning Asset Yield

     The Company had average earning assets of $133.1 million for the three months ended March 31, 2000 compared to $858.1 million for the three months ended March 31, 1999. The table below shows, for the three months ended March 31, 2000 and 1999, the Company’s average balance of cash equivalents, loans and securities, the yields earned on each type of earning asset, the yield on average earning assets and interest income.

                                             AVERAGE EARNING ASSET YIELD
                                               (dollars in thousands)

                                                                                               Yield on     Yield on
                                                         Average                  Yield on     Average      Average
                                            Average      Amortized    Average     Average      Amortized    Interest
                                            Cash         Cost of      Earning     Cash         Cost of      Earning   Interest
                                           Equivalents   Securities   Assets      Equivalents  Securities   Assets    Income

For the three  months ended March 31, 2000   $33,250      $ 99,897    $133,147      5.98%       7.55%      7.17%      $ 2,389
For the three  months ended March 31, 1999   $38,718      $819,358    $858,076      5.07%       7.58%      7.47%      $16,018

Interest Expense and the Cost of Funds

     For the three months ended March 31, 2000 and 1999, the Company had average borrowed funds of $39.6 million and $715.9 million, respectively, and total interest expense of $.6 and $10.1 million, respectively, with an average cost of funds of 5.79% and 5.68%, respectively. The Company believes that its largest expense is usually the cost of borrowed funds. Interest expense is calculated in the same manner for tax and GAAP purposes. The Company expects that changes in the Company’s cost of funds closely correlate with changes in one-month LIBOR, although the Company may choose to extend the maturity of its liabilities at any time, subject to the lender’s consent. The Company’s average cost of funds was 0.13% below one-month LIBOR for the three months ended March 31, 2000 compared to 0.74% above one-month LIBOR for the three months ended March 31, 1999. The Company generally has structured its borrowings to adjust with one-month LIBOR. During the three months ended March 31, 2000, average one-month LIBOR, which was 5.92%, was 0.40% lower than average six-month LIBOR, which was 6.32%. During the three months ended March 31, 1999, average one-month LIBOR, which was 4.94%, was 0.11% lower than average six month LIBOR, which was 5.05%. The decrease in the Company’s average cost of funds relative to LIBOR in the first quarter of 2000 compared to the first quarter of 1999 was due primarily to the quality of the Company’s portfolio, which was being financed during the first quarter of 2000 compared to the first quarter of 1999.

     The table below shows, for the three months ended March 31, 2000 and 1999, the Company’s average borrowed funds and average cost of funds compared to average one and six-month LIBOR.

AVERAGE COST OF FUNDS
(dollars in thousands)

                                                                           Average     Average      Average
                                                                           One-Month    Cost of      Cost of
                                                                             LIBOR      Funds        Funds
                                                                          Relative     Relative     Relative
                    Average             Average     Average    Average    to Average   to Average    to Average
                    Borrowed  Interest  Cost of    One-Month   Six-Month   Six-Month    One-Month    Six-Month
                     Funds    Expense   Funds       LIBOR       LIBOR       LIBOR        LIBOR       LIBOR

For the three
months Ended
March 31, 2000     $ 39,615   $   580     5.79%      5.92%       6.32%      (0.40)%     (0.13)%    (0.53)%

For the three
months Ended
March 31, 1999     $715,889   $10,174     5.68%      4.94%       5.05%      (0.11)%      0.74%      0.63%

Interest Rate Swaps

     The Company did not enter into any swaps during the three months ended March 31, 2000 and 1999.

Net Interest Income

     Net interest income, which equals interest income less interest expense, totaled $1.8 million for the three months ended March 31, 2000 compared to $5.8 million for the three months ended March 31, 1999. Net interest rate spread, which equals the yield on the Company’s interest earning assets (excluding cash) less the average cost of funds for the period was 1.38% for the three months ended March 31, 2000 compared to 1.79% for the three months ended March 31, 1999. The decrease in net interest income for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 was due to the Company’s substantially reduced investment portfolio. The net interest rate spread decreased for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 due to the mix of Mortgage Assets in the Company’s investment portfolio, which contained a lesser percentage of less liquid securities which finance at higher spreads for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

     The table below shows interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the three months ended March 31, 2000 and 1999.

NET INTEREST INCOME
(dollars in thousands)

                                                                          Yield
                                                                           on
       Average                            Interest   Net                  Average  Average             Average
       Amortized  Interest    Average     Income on  Income on   Total    Interest Balance of          Cost   Net
       Cost of    Income on   Cash        Cash       Contractual Interest Earning  Repurchase Interest of     Interest
       Investment Investments Equivalents Equivalent Commitments Income   Assets   Agreements Expense  Funds  Income

For
the
three
months
ended
March
31, 2000  $99,897   $  1,884    $33,250      $505      $   -       $  2,389  7.17%   $ 39,615   $   580  5.79%  $1,809

For
the
three
months
ended
March
31, 1999  $819,358   $ 15,553    $38,718      $465      $   -       $ 16,018  7.47%   $715,829  $ 10,174  5.68%  $5,844

Credit Considerations

     The Company has not experienced credit losses on its investment portfolio to date, but losses may be experienced in the future. At March 31, 2000 and December 31, 1999, the Company had limited its exposure to credit losses on its portfolio by holding 79% and 64% of its investments in Agency Certificates.

General and Administrative Expenses

     General and administrative expenses (“operating expense” or “G&A expense”) were $792,000 for the three months ended March 31, 2000, consisting of management and incentive fees accrued to Mariner and professional and other miscellaneous fees. G&A expenses were $1.45 million for the three months ended March 31, 1999, consisting of management fees paid to the Former Manager of $500,000, consulting fees paid to BlackRock of $375,000 and professional and other miscellaneous fees. There were no differences in the calculation of G&A expense for taxable and GAAP income purposes. The “Efficiency Ratio” is the G&A expense divided by the net interest income.

G&A EXPENSE RATIOS
(dollars in thousands)

                                                                           Total G&A  Total G&A
                                                                           Expense/       Expense/
                                                Deferred  Other    Total   Average        Average       Efficiency
                Management Incentive Consulting Stock     G&A  G&A  Assets         Equity        Ratio
                  Fee        Fee     Fee        Expense   Expense  Expense (Unannualized)(Unannualized)(Unannualized)
For the three
months ended
March 31, 2000   $ 65       464       -           -       $261     $ 792       .59%          1.08%         43.77%

For the three
months ended
March 31, 1999   $500        -       $375        $91      $484    $1,450       .17%          1.19%         24.81%
Net Loss and Return on Average Equity

     Net loss was $(1.4) million for the three months ended March 31, 2000 compared to net income of $(13.2) million for the three months ended March 31, 1999. Return on average equity, on an unannualized basis, for the three months ended March 31, 2000 was (1.89)% compared to (10.79)% for the three months ended March 31, 1999.

     The table below shows, on an unannualized basis, for the three months ended March 31, 2000 and March 31, 1999 the Company's net interest income, loss on sale of securities and G&A expense each as a percentage of average equity, and the return on average equity.

COMPONENTS OF RETURN ON AVERAGE EQUITY

                            Net Interest     Loss on Sale of    Impairment Loss
                           Income/Average      Securities/     on Interest-Only   G&A Expense/      Return on
                               Equity         Average Equity      Securities     Average Equity  Average Equity

For the three months
Ended March 31, 2000            2.46%            (3.27)%               -            1.08%          (1.89)%

For the three months
Ended March 31, 1999            4.78%           (14.38)%               -            1.19%          (10.79)%

Distributions and Taxable Income

     For the three months ended March 31, 2000, the Company did not make any capital distributions or declare any dividends. For the three months ended March 31, 1999, the Company declared a special distribution in cash of $2.00 per share, which was paid on April 30, 1999.

     The Company has elected to be taxed as a REIT under the Code. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of securities.

Financial Condition

     Investments

     As of March 31, 2000 and December 31, 1999, the Company’s portfolio consisted of:

                                             As of March 31, 2000                 As of December 31, 1999
                                        Dollar Amount                          Dollar Amount
            Securities                  (in millions)        Percentage        (in millions)       Percentage
Agency Certificates................           $61                79%            $    65                 64%
Subordinate Interests..............             9                11%                 19                 19%
IOs................................             _                 _                   8                  8%
Mortgage Loans.....................             3                 4%                  4                  4%
Other fixed-income assets..........             5                 6%                  5                  5%
                                     -------------------- ----------------- -------------------- ---------------
   Total...........................           $78               100%            $   101                100%
                                     ==================== ================= ==================== ===============

     The Company continued to reduce its portfolio of less liquid securities during the three months ended March 31, 2000 in an attempt to reduce the portfolio’s susceptibility to basis and interest rate risk.

     Discount balances are accreted as an increase in interest income over the life of discount investments and premium balances are amortized as a decrease in interest income over the life of premium investments. At March 31, 2000 and December 31, 1999, the Company had on its balance sheet (excluding IOs) $10.0 million and $26.1 million, respectively, total unamortized discount (which is the difference between the remaining principal value and the current historical amortized cost of investments acquired at a price below principal value) and $.1 million and $.3 million, respectively, unamortized premium (which is the difference between the remaining principal amount and the current historical amortized cost of investments acquired at a price above principal value). The Company also had no unamortized premium on IOs at March 31, 2000 compared to $54.2 million at December 31, 1999.

     Mortgage principal repayments received were $1.1 million for the three months ended March 31, 2000. Given the Company’s current portfolio composition, if mortgage principal repayment rates increase over the life of the Mortgage Securities comprising the current portfolio, all other factors being equal, the Company’s net interest income should decrease during the life of such Mortgage Securities as the Company will be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates decrease over the life of such Mortgage Securities, all other factors being equal, the Company’s net interest income should increase during the life of such Mortgage Securities as the Company will amortize its net premium balance over a longer time.

     The tables below summarize the Company’s investments at March 31, 2000 and December 31, 1999.

SECURITIES (EXCLUDING IOs)
(dollars in thousands)

                                                                Amortized                 Estimated     Weighted
                                                                 Cost to                  Fair Value    Average
                          Principal      Net       Amortized   Principal     Estimated    to Principal    Life
                           Amount      Discount       Cost      Amount       Fair Value   Amount        (Years)

March 31, 2000             $ 94,890   $ (10,058)   $ 84,832     89.40%        $ 74,889      78.92%       3.8
December 31, 1999          $133,227   $ (25,822)   $107,415     80.63%        $ 88,578      66.48%       7.1

                                            MORTGAGE LOANS
                                        (dollars in thousands)

                                                                   Amortized                 Estimated    Weighted
                                                                    Cost to                 Fair Value    Average
                            Principal      Net       Amortized     Principal    Estimated   to Principal    Life
                             Amount      Premium        Cost        Amount      Fair Value    Amount      (Years)

March 31, 2000             $  3,176      $  116     $  3,293       103.65%       $  3,293     103.65%       1.0
December 31, 1999          $  3,653      $  151     $  3,804       104.13%       $  3,804     103.27%       1.0

     At March 31, 2000 and December 31, 1999, the Company had borrowings outstanding from two lenders. Such borrowings are generally short-term (7-day or 60-day terms) and may not be renewed by the lender at its discretion.

IO SECURITIES
(dollars in thousands)

                                                                   Amortized                 Estimated   Weighted
                                                                    Cost to                 Fair Value    Average
                            Notional       Net       Amortized     Notional     Estimated   to Notional    Life
                             Amount      Premium        Cost        Amount      Fair Value    Amount      (Years)

March 31, 2000              $  -        $  -         $  -             -         $   -            -           -
December 31, 1999           $ 56,322    $ 54,167     $ 2,155        3.83%       $ 8,570     15.21%          7.1

     The table below shows unrealized gains and losses on the securities in the Company’s portfolio at March 31, 2000 and December 31, 1999.

UNREALIZED GAINS AND LOSSES
(dollars in thousands)

                                                             At March 31, 2000          At December 31, 1999
Unrealized Gain                                               $          -                  $      6,414
Unrealized Loss                                                      (9,943)                     (18,837)
Net Unrealized Loss                                                  (9,943)                     (12,423)
Net Unrealized Loss as % of  Investments
  Principal/Notional Amount                                          (10.48)%                      (6.43)%
Net Unrealized Loss as % of Investments Amortized Cost               (11.72)%                     (10.96)%

     The following table sets forth a schedule of Pass-Through Certificates and Mortgage Loans owned by the Company at March 31, 2000 and December 31, 1999 classified by issuer and by ratings categories.

PASS-THROUGH CERTIFICATES AND MORTGAGE LOANS BY ISSUER AND CREDIT RATING
(dollars in thousands)

                                                  At March 31, 2000                       At December 31, 1999
                                          Carrying Value       Portfolio Mix      Carrying Value       Portfolio Mix
Agency Certificates..............            $    61,247             79%             $    64,801             64%
Privately Issued Certificates:
   BB/Ba Rating and below........                 13,642             17%                  23,776             23%
IOs..............................                    -                 -                   8,570              8%
Mortgage Loans...................                  3,293              4%                   3,804              5%
                                             -----------                             -----------
              Total..............            $    78,182                             $   100,951
                                             ===========                             ===========

     The following tables set forth information about the Company’s portfolio of Subordinate Interests, IOs, and other fixed-income assets as of March 31, 2000 and December 31, 1999.

SUBORDINATE INTERESTS
(dollars in thousands)

                                             Market Value at
                                             ---------------
        Description               March 31, 2000      December 31, 1999
        -----------               --------------      -----------------
         Commercial               $  9,049              $  18,561

IO SECURITIES
(dollars in thousands)
Market Value at --------------- Description Coupon March 31, 2000 December 31, 1999 ----------- -------- -------------- ----------------- Residential Floating - $ 8,570
OTHER FIXED-INCOME ASSETS
(dollars in thousands)

                                             Market Value at
                                             ---------------
        Description               March 31, 2000    December 31, 1999
        -----------               --------------      -----------------
        CBO/CLO                     $  4,593         $   5,215

Borrowings

     To date, the Company’s debt has consisted entirely of borrowings collateralized by a pledge of the Company’s investments. These borrowings appear on the balance sheet as repurchase agreements. Substantially all of the Company’s investments are currently accepted as collateral for such borrowings. The Company has not established, and currently does not intend to establish, permanent lines of credit. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company’s financing objectives. At March 31, 2000, the Company had borrowings outstanding from two lenders, the same number of lenders it had at December 31, 1999. Such borrowings are generally short-term (7-day or 60-day terms) and may not be renewed by the lender at its discretion. Certain lenders have reduced the funds made available to the Company for pledges of certain less liquid securities.

     For the three months ended March 31, 2000, the term to maturity of the Company’s borrowings has ranged from one to 90 days, with a weighted average remaining maturity of 59 days at March 31, 2000. At March 31, 2000, the Company had outstanding $50.6 million of repurchase agreements. The Company’s borrowings have a cost of funds which adjusts based on a fixed spread over or under one-month or three-month LIBOR. At March 31, 2000, the weighted average cost of funds for all of the Company’s borrowings was 6.00%. At March 31, 2000, investments actually pledged had an estimated fair value of $52.5 million.

     For the year ended December 31, 1999, the term to maturity of the Company’s borrowings has ranged from one day to five years, with a weighted average remaining maturity of 12 days at December 31, 1999. At December 31, 1999, the Company had outstanding $44 million of repurchase agreements. All of the Company’s borrowings have a cost of funds which adjusts monthly based on a fixed spread over or under one-month LIBOR. At December 31, 1999, the weighted average cost of funds for all of the Company’s borrowings was 5.9%. At December 31, 1999, investments actually pledged had an estimated fair value of $45.4 million.

Liquidity

     Liquidity, which is the Company’s ability to turn non-cash assets into cash, allows the Company to purchase additional securities and to pledge additional assets to secure existing borrowings should the value of pledged assets decline. Potential immediate sources of liquidity for the Company include cash balances and unused borrowing capacity. Unused borrowing capacity varies over time as the market value of the Company’s securities varies. The Company’s balance sheet also generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends. Should the Company’s needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, management believes that the Company’s securities could in most circumstances be sold to raise cash; however, if the Company is forced to liquidate Mortgage Assets that qualify as qualified real estate assets to repay borrowings, there can be no assurance that it will be able to maintain its REIT status.

     The availability of financing for the Company’s portfolio has been stable during the three months ended March 31, 2000.

     In November 1999, the Board of Directors increased the amount of Common Stock authorized to be repurchased under the Company’s stock repurchase program to $40 million. Pursuant to the repurchase program, for the three months ended March 31, 2000 the Company repurchased an additional 25,000 shares of Common Stock for $97,875. For the year ended December 31, 1999, the Company used the proceeds of sales of, and payments from, its portfolio securities to repurchase 2,953,700 shares of Common Stock for $10 million in open market transactions. Such purchases were made at a weighted average price per share of $3.50 (excluding commission costs). The repurchased shares have been returned to the Company’s authorized but unissued shares of Common Stock as treasury shares.

Stockholders’ Equity

     The Company uses “available-for-sale” treatment for its securities; these assets are carried on the balance sheet at estimated market value rather than historical amortized cost. Based upon such “available-for-sale” treatment, the Company’s equity base at March 31, 2000 was $74.0 million, or $4.99 per share, compared to $72.9 million, or $4.91 per share, at December 31, 1999. If the Company had used historical amortized cost accounting, the Company’s equity base at March 31, 2000 would have been $84.0 million, or $5.66 per share compared to $85.4 million, or $5.75 per share, at December 31, 1999.

     With the Company’s “available-for-sale” accounting treatment, unrealized fluctuations in market values of assets do not impact GAAP net income or taxable income but rather are reflected on the balance sheet by changing the carrying value of the assets and reflecting the change in stockholders’ equity under “Accumulated Other Comprehensive Income (Loss)” and in the statement of operations under “Other Comprehensive Income (Loss).” By accounting for its assets in this manner, the Company hopes to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

     As a result of this mark-to-market accounting treatment, the book value and book value per share of the Company are likely to fluctuate far more than if the Company used historical amortized cost accounting. As a result, comparison with companies that use historical cost accounting for some or all of their balance sheet may be misleading.

     Unrealized changes in the estimated net market value of securities have one direct effect on the Company’s potential earnings and dividends: positive mark-to-market changes will increase the Company’s equity base and allow the Company to increase its borrowing capacity while negative changes in the net market value of the Company’s securities might impair the Company’s liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. “Accumulated Other Comprehensive Income (Loss)” was $(9.9) million, or (11.72)% of the amortized cost of securities, at March 31, 2000, and $(12.4) million, or (10.96)% of the amortized cost of securities, at December 31, 1999.

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

     The table below shows the Company’s equity capital base as reported and on a historical amortized cost basis at March 31, 2000 and at December 31, 1999. The historical cost equity basis is influenced by issuances of Common Stock, the level of GAAP earnings as compared to dividends declared, and other factors. The GAAP reported equity base is influenced by these factors plus changes in the “Accumulated Other Comprehensive Income (Loss)” account.

STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

                                                        Net Unrealized      GAAP       Historical      GAAP
                                           Historical      Losses on      Reported     Amortized     Reported
                                           Amortized        Assets         Equity         Cost        Equity
                                          Cost Equity      Available        Base         Equity     (Book Value
                                              Base          for Sale    (Book Value)   Per Share    Per Share)

At March 31, 2000                           $ 83,928       $(9,943)      $ 73,985       $5.66         $4.99
At December 31, 1999                        $ 85,416       $(12,423)      $ 72,993       $5.75         $4.91

Capital and Leverage Strategies

     The Company’s operations are leveraged approximately 1.7 to 1 at March 31, 2000 compared to 1.6 to 1 at December 31, 1999. At March 31, 2000, the Company’s equity-to-assets ratio was 59%, and has ranged from a high of approximately 62% to a low of approximately 15% during the past 12 months. Initially, the Company financed its acquisition of Mortgage Assets through proceeds of its initial public offering and several concurrent private placements, and currently finances any acquisitions primarily by borrowing against or “leveraging” its existing portfolio and using the proceeds to acquire additional Mortgage Assets. The Company’s target for its equity-to-assets ratio depends on market conditions and other relevant factors.

     The equity-to-assets ratio is total stockholders’ equity as a percentage of total assets. The Company’s total stockholders’ equity, for purposes of this calculation, equals the Company’s stockholders’ equity determined in accordance with GAAP. For purposes of calculating the equity-to-assets ratio, the Company’s total assets include the value of the Company’s investment portfolio on a marked-to-market-basis. For purchased Mortgage Assets, the Company obtains market quotes for its Mortgage Assets from independent broker-dealers that make markets in securities similar to those in the Company’s portfolio. The Board of Directors has discretion to deviate from or change the Company’s indebtedness policy at any time. However, the Company endeavors to maintain an adequate capital base to protect against interest rate environments in which the Company’s financing and hedging costs might exceed interest income from its Mortgage Assets. These conditions could occur, for example, when, due to interest rate fluctuations, interest income on the Company’s Mortgage Assets (which occur during periods, such as the first three quarters of 1998, of rapidly rising interest rates or during periods when the Mortgage Loans in the portfolio are prepaying rapidly) lags behind interest rate increases in the Company’s variable rate borrowings.

Inflation

     Virtually all of the Company’s assets and liabilities are financial in nature. As a result, interest rates are expected to influence the Company’s performance more directly than inflation.

     While changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates, interest rates ordinarily increase during periods of high or increasing inflation and decrease during periods of low or declining inflation. Accordingly, management believes that the Company’s financial condition or results of operations will be influenced by inflation to the extent interest rates are affected by inflation.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which, as issued, was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 generally requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS No. 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133,” which deferred the effective date of FASB No. 133 for one year to fiscal years beginning after June 15, 2000. The Company has not yet completed its evaluation of SFAS No. 133, and therefore, at this time, cannot predict what, if any, effect its adoption will have on the Company’s financial condition or results of operations.

PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings

               At March 31, 2000, there were no legal proceedings to which the Company was a party or of which any of its properties were subject.

Item 2.   Changes in Securities and Use of Proceeds

               Not applicable.

Item 3.   Defaults Upon Senior Securities

               Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

                None.

Item 5.   Other Information

               The Company repurchased an additional 300,600 shares of its common stock on April 20, 2000 for $1,146,037.50 or $3.8125 per share.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

               Exhibit 27.1 -  Financial Data Schedule

(b) Reports

               None.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASER MORTGAGE MANAGEMENT, INC.

Dated:  May 12, 2000

By: /s/ Charles R. Howe II
Charles R. Howe II Chief Financial Officer (principal accounting officer) (authorized officer of registrant)
EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-35673))

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-35673))

27.1*	Summary Financial Data

__________
* Filed herewith.