Form 10-Q
period 2000-06-30
LASER MORTGAGE MANAGEMENT INC
filed 2000-08-15
CIK 1046099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended:                     June 30, 2000

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

Yes   X     No   ____

          Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date: 14,038,983 shares of common stock, $0.001 par value, outstanding as of August 14, 2000

                         LASER MORTGAGE MANAGEMENT, INC.


                                    FORM 10-Q

                                      INDEX


PART I. FINANCIAL INFORMATION...............................................1

     Item 1. Financial Statements...........................................1

        Balance Sheet at June 30, 2000 (Unaudited) and December 31, 1999....1

        Statement of Operations (Unaudited) for the Three Months and Six
        Months Ended June 30, 2000 and June 30, 1999........................2

        Statement of Stockholders' Equity (Unaudited) for the Six
        Months Ended June 30, 2000..........................................3

        Statement of Cash Flows (Unaudited) for the Three Months and
        Six Months Ended June 30, 2000 and June 30, 1999....................4

        Notes to Financial Statements.......................................5

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................14

     Item 3. Quantitative and Qualitative Disclosures About Market Risk....25

PART II. OTHER INFORMATION.................................................28

     Item 1.  Legal Proceedings............................................28

     Item 2.  Changes in Securities and Use of Proceeds....................28

     Item 3.  Defaults Upon Senior Securities..............................28

     Item 4.  Submission of Matters to a Vote of Security Holders..........28

     Item 5.  Other Information............................................28

     Item 6.  Exhibits and Reports on Form 8-K.............................28

LASER MORTGAGE MANAGEMENT, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BALANCE SHEET AT                                                           JUNE 30, 2000                 DECEMBER 31, 1999
                                                                            (UNAUDITED)
ASSETS

Cash and cash equivalents.....................................          $         3,849,070            $         16,065,024
Investment in securities at fair value........................                  292,992,044                      97,147,637
Investment in mortgage loans at amortized cost................                    3,088,677                       3,804,632
Accrued interest and principal paydown receivable.............                    2,278,676                         840,459
Margin deposits on repurchase agreements......................                          --                          425,000
Prepaid assets................................................                    1,854,734                              --
                                                                        ------------------               ------------------
            Total assets......................................                  304,063,201              $      118,282,752
                                                                         ------------------              ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Payable for securities purchased............................          $        81,274,106            $                 --
  Repurchase agreements.......................................                  159,669,000                      44,018,000
  Accrued interest payable....................................                      467,734                         149,260
  Accounts payable and accrued expenses.......................                      358,510                       1,081,061
  Payable to Manager..........................................                       61,795                          42,754
                                                                         ------------------              ------------------
         Total liabilities....................................                  241,831,145                      45,291,075
                                                                         ------------------             -------------------

STOCKHOLDERS' EQUITY:
  Common stock: par value $.001 per share;
    100,000,000 shares authorized, 20,118,749 and
    20,099,999 shares issued, respectively....................                       20,119                          20,119
  Additional paid-in capital..................................                  283,012,967                     283,012,967
  Accumulated other comprehensive loss........................                  (21,139,495)                    (12,422,818)
  Accumulated distributions and losses........................                 (166,813,104)                   (167,921,096)
  Treasury stock at cost (6,079,766 and 5,254,166
    shares, respectively)           ........                                    (32,848,431)                    (29,697,495)
                                                                           ----------------                -----------------

         Total stockholders' equity...........................                   62,232,056                      72,991,677
                                                                         ------------------             ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................           $      304,063,201             $       118,282,752
                                                                         ==================             ===================


                       See notes to financial statements.

STATEMENT OF OPERATIONS (UNAUDITED) FOR

                                                      THE THREE MONTHS ENDED                   THE SIX MONTHS ENDED
                                                             JUNE 30,                                JUNE 30,
                                                     2000                 1999                2000              1999
                                            --------------------------------------------------------------------------------
Interest income:
  Mortgage loans and securities............        $   3,362,099          $  6,643,202   $     5,246,419    $    22,196,489
  Cash and cash equivalents................              551,119               523,137         1,055,920            988,310
                                                   -------------          ------------   ---------------    ---------------
           Total interest income...........            3,913,218             7,166,339         6,302,339         23,184,799
                                                   -------------          ------------   ---------------    ---------------

Interest expense:
  Securities sold short....................              242,101                                 242,101
  Repurchase agreements....................            1,753,726             3,801,595         2,333,605         13,975,909
                                                   -------------          ------------   ---------------    ---------------
                                                       1,995,827             3,801,595          2,575,706        13,975,909
                                                   -------------          ------------ ------------------   ---------------

Net interest income........................            1,917,391             3,364,744         3,726,633          9,208,890

(Loss) gain on sale of securities, swaps
and termination of repurchase agreement                  392,608           (3,654,810)       (2,012,249)       (21,224,228)


General and administrative expenses........             (185,553)              796,039           606,392          2,246,039

Net income (loss)..........................        $   2,495,552          $(1,086,105)   $     1,107,992    $  (14,261,377)
                                                   =============          ============   ===============    ===============

Unrealized (loss) on securities:
  Unrealized holding gain (loss) arising
    during period..........................        $(10,802,976)          $  1,053,483   $  (10,728,926)    $  (16,312,563)



  Add: reclassification adjustment for loss
  (gain) included in net (loss) income.....            (392,608)             3,654,810         2,012,249         21,224,228
                                                   -------------          ------------   ---------------    ---------------
Other comprehensive (loss) income..........         (11,195,584)             4,708,293       (8,716,677)          4,911,665
                                                   -------------          ------------   ---------------    ---------------

Comprehensive income (loss)................        $ (8,700,032)          $  3,622,188   $   (7,608,685)    $   (9,349,712)
                                                   =============          ============   ===============    ===============


Net (loss) income per share:
  Basic....................................        $        0.17          $     (0.06)   $          0.08    $        (0.80)
                                                   =============          ============   ===============    ===============

  Diluted..................................        $        0.17          $     (0.06)   $          0.08    $        (0.80)
                                                   =============          ============   ===============    ===============

Weighted average number of shares outstanding:

  Basic....................................           14,557,790            17,775,914        14,702,807         17,791,327
                                                   =============          ============   ===============    ===============

  Diluted..................................           14,557,790            17,775,914        14,702,807         17,791,327
                                                   =============          ============   ===============    ===============


See notes to financial statements.


STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                                            ACCUMULATED OTHER
                                              COMMON        ADDITIONAL       COMPREHENSIVE       COMPREHENSIVE
                                              STOCK          PAID-IN            INCOME               INCOME
                                            PAR VALUE        CAPITAL            (LOSS)               (LOSS)

BALANCE
     DECEMBER 31, 1999..................   $   20,119   $283,012,967                            $  (12,422,818)
                                           ==========   ============                            ===============

Comprehensive income (loss)
  Net loss..............................                                   $  (1,387,560)
  Other comprehensive income
     Unrealized gain on securities,
        net of reclassification
        adjustment......................                                       2,478,907          $  2,478,907

Comprehensive income....................                                  $    1,091,347
                                                                          ==============
Repurchase of common stock..............

BALANCE
     MARCH 31, 2000.....................   $   20,119    $283,012,967                           $   (9,943,911)
                                           ==========    ============                           ===============

Comprehensive income
Net income..............................                                 $    2,495,552
Other comprehensive income
   Unrealized loss on securities
      net of reclassification adjustment                                   $(11,195,584)        $  (11,195,584)
                                                                            -------------
Comprehensive income....................                                   $ (8,700,032)
                                                                            =============

Repurchase of common stock..............
                                          ----------    ------------       --------------       --------------
                                          $   20,119    $283,012,967                            $  (21,139,495)
                                          ==========     ============                           ===============


BALANCE
     JUNE 30, 2000

Unrealized holding losses arising during                                   $(10,802,976)
period.......................................
Add:  reclassification adjustment for losses                               $    392,608
                                                                           -------------
  included in net loss.......................                             $ (11,195,584)
                                                                          ==============


                                              ACCUMULATED       TREASURY
                                              DISTRIBUTIONS       STOCK
                                               AND LOSSES        AT COST          TOTAL

BALANCE
     DECEMBER 31, 1999..................      $(167,921,096)   $(29,697,495)   $72,991,677
                                              ==============   =============   ===========

Comprehensive income (loss)
  Net loss..............................        $(1,387,560)                   $(1,387,560)
  Other comprehensive income
     Unrealized gain on securities,
        net of reclassification
        adjustment......................                                         2,478,907

Comprehensive income....................

Repurchase of common stock..............                       $    (97,875)       (97,875)

BALANCE
     MARCH 31, 2000.....................      $(169,308,656)   $(29,795,370)   $73,985,149
                                              ==============   =============   ===========

Comprehensive income
Net income..............................      $   2,495,552                    $ 2,495,552
Other comprehensive income
   Unrealized loss on securities
      net of reclassification adjustment                                      $(11,195,584)

Comprehensive income....................


Repurchase of common stock..............                         (3,053,061)    (3,053,061)
                                              -------------    ------------    ------------
                                              $(166,813,104)   $(32,848,431)   $62,232,056
                                              =============    ============    ===========


See notes to financial statements.

STATEMENT OF CASH FLOWS STATEMENT  (UNAUDITED) FOR THE

                                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         JUNE 30,                                JUNE 30,
                                                                 2000               1999              2000              1999
                                                           ------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income.......................................      $   2,495,552     $  (1,086,105)     $   1,107,992     $ (14,261,377)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
    Amortization of mortgage premiums and discounts, net           (199,822)          723,545           (368,747)        1,730,835
    Gain (loss) on sale of securities...................           (392,608)        3,654,810          2,012,249        21,224,228
    Decrease (increase) in accrued interest receivable..         (1,862,402)        6,151,645         (1,438,217)        5,377,629
    Increase in variation margin on interest rate swaps.                 --                --            425,000                --
    Decrease in margin deposits on repurchase agreements                 --        (1,238,875)                --        (7,117,098)
    Increase in other assets............................             54,090          (111,695)        (1,854,733)         (111,695)
    Increase (decrease) in accrued interest payable.....            200,548        (1,669,988)           318,474        (2,024,005)
    Decrease in accrued expenses and other liabilities..                 --        (1,637,567)                --        (1,637,567)
    Increase (decrease) in accounts payable.............           (983,338)          146,860           (722,551)          (64,705)
    Decrease in payable to Manager......................             (3,173)         (416,505)            19,041        (1,125,000)
                                                              --------------    -------------      -------------     -------------
           Net cash provided by (used in) operating                (691,153)        6,993,875           (501,492)       16,225,441
                                                              --------------    -------------      --------------    -------------
activities..............................................

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities................................       (309,441,018)               --       (371,145,512)               --
  Proceeds from sale of securities......................         77,686,748       273,450,820        161,308,800       570,886,009
  Decrease in receivables for securities sold...........         81,274,106       193,969,493         81,274,106       (75,372,239)
  Principal payments on securities......................          3,252,298        17,517,923          4,348,081        56,420,405
  Other payables........................................                 --                --                 --         1,932,774
                                                              -------------     -------------        -----------     -------------
           Net cash provided by (used in) investing            (147,227,866)      484,938,236       (124,214,525)      553,866,949
                                                              --------------    -------------       -------------    -------------
activities..............................................

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements...................        323,324,625     1,113,443,146        411,142,625     2,814,845,246
  Principal payments on repurchase agreements...........       (214,218,625)    (1,572,306,331)     (295,491,625) (3,340,390,547)
  Net proceeds from (repurchase) of common stock........         (3,053,062)         (237,022)        (3,150,937)         (215,044)
  Distributions paid to stockholders....................                 --       (35,607,766)                --       (35,607,766)
                                                              -------------     -------------      -------------     -------------
           Net cash provided by (used in)  financing            106,052,938      (494,707,973)       112,500,063      (561,368,111)
                                                              -------------     -------------      -------------     -------------
activities..............................................

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...
                                                               (41,866,081)        (2,775,862)       (12,215,954)        8,724,279

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........        45,715,151         41,892,969         16,065,024        30,392,828
                                                              -------------     -------------      -------------     -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD................      $   3,849,070     $  39,117,107      $   3,849,070     $  39,117,107
                                                              =============     =============      =============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.........................................      $   1,795,281     $   3,801,595      $   2,257,232     $  14,329,926
                                                                                =============                        =============
  Noncash financing activities:
    Net change in unrealized loss on available-for-sale
    securities..........................................        (11,195,584)    $   4,708,293         (8,716,677)    $   4,911,665
                                                                                =============                        =============


See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

          LASER Mortgage Management, Inc. (the "Company") was incorporated in Maryland on September 3, 1997. The Company commenced its operations on November 26, 1997 (see Note 5).

          BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. The interim financial statements for the three-month and six-month periods are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. Prior period financial statements have been reclassified, where appropriate to conform to the 2000 presentation.

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

          INTEREST RATE SWAPS - In 1997 and 1998, the Company entered into interest rate swap agreements ("swaps") to reduce the mismatch in the maturity and repricing characteristics of its fixed-rate agency pass-through securities and its short-term repurchase obligations used for funding. The objective was to change the interest rate characteristics of the securities from fixed to floating rate. Swaps were designated as hedges of certain of its fixed rate agency pass-through securities. The Company monitored the correlation and effectiveness for swap transactions by ensuring that the notional amount of the swap was less than the principal amount of the assets being hedged, the maturity of the swaps did not exceed the maturity of the assets being hedged and the interest rate index on the asset being hedged correlated with the interest rate index for the paying leg of the swap.

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

          USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


2.       AVAILABLE-FOR-SALE INVESTMENTS

          The following tables set forth the fair value of the Company's Securities, excluding interest-only securities ("IOs") and interest rate caps, as of June 30, 2000 and December 31, 1999:

                                            JUNE 30, 2000
                                 AGENCY
                                 FIXED/
                              FLOATING RATE                            NON-
                                MORTGAGE           MORTGAGE          MORTGAGE
                               SECURITIES        SUBORDINATES      SUBORDINATES        TOTAL

Securities, principal       $267,153,921      $ 33,593,652        $ 6,379,668      $ 307,127,241
amount
Unamortized discount          (3,932,059)       (8,668,076)          (661,965)       (13,262,100)
Unamortized premium            2,429,239             4,603                --           2,433,842
                            --------------    ----------------    --------------  ---------------
Amortized cost               265,651,102        24,930,179          5,717,703        296,298,983
Gross unrealized gains           510,642            98,949                 --            609,590
Gross unrealized losses         (105,159)      (17,561,890)        (2,508,169)       (20,175,218)
                            ---------------   ---------------     -----------      -------------
Estimated fair value        $266,056,584      $  7,467,237         $3,209,533       $276,733,355
                            ============      ===============      ==========       ============


          The Company was notified in June 2000 of a default in a $50.0 million mortgage loan in a trust fund of which the Company owns subordinated interests. The assets that are affected by this reduction are subordinated classes of Commercial Mortgage Pass-Through Certificates, Series 1997-D5 that represent beneficial ownership interests in a trust fund created by Asset Securitization Corporation ("ASC"), an affiliate of Nomura Securities International, Inc. at the time of the offering. The Company was thereafter informed that Lend Lease Asset Management, L.P. ("LLAM"), the Special Servicer for the trust fund, had notified ASC that this defaulted loan was not a "qualified asset" for the trust and that this loan should be repurchased by ASC. ASC has disputed this claim by LLAM, and counsel for LLAM is presently considering a response. On July 6, 2000, a representative of Nomura Securities notified a representative of the Company that the recovery on this loan may be negligible. As a result, the Company's management is of the opinion that the ASC securities owned by the Company may have little or no value. Accordingly, management has decided to reduce the carrying value of these assets to $1.00, pending further developments. The amount of the write-down, approximately $9.0 million, is included in "Unrealized holding gain (loss) arising during period" in the accompanying statement of operations. A recovery on this investment may be possible, but management is unable to predict the likelihood of this occurrence.

          In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), an entity should recognize an other-than-temporary impairment when it intends to sell a specifically identified available-for-sale debt security at a loss shortly after the balance sheet date. The write-down for the impairment should be recognized in earnings in the period in which the decision is made. The Company reclassified an amount of approximately $1.1 million from unrealized loss to realized loss for securities sold in July 1999, as the decision to sell them was made in June 1999.

  DECEMBER 31, 1999
------------------------------------------------------------------------

                        AGENCY
                        FIXED/
                       FLOATING                     NON-
                         RATE        MORTGAGE     MORTGAGE
                       MORTGAGE     SUBORDINATES  SUBORDINATES  TOTAL
                      SECURITIES
Securities,           $67,029,843  $59,760,702  $6,436,914 $133,227,459
principal amount

Unamortized discount  (1,131,485)  (24,333,991)  (661,965) (26,127,441)
Unamortized premium      314,971         --          --        314,971

Amortized cost        66,213,329    35,426,711  5,774,949  107,414,989

Gross unrealized      (1,411,395)  (16,866,092)  (559,880) (18,837,367)
losses

Estimated fair value  $64,801,934  $18,560,619  $5,215,069 $88,577,622
                      ===========  ===========- ========== ===========

          During the six months ended June 30, 2000 the Company sold IOs with a notional amount of $56.3 million and purchased IOs with a notional amount of $43.1 million.

         The fair value of the Company's IOs as of June 30, 2000 and December 31, 1999 are summarized as follows:

                                                 JUNE 30, 2000                    DECEMBER 31, 1999

                                          FLOATING RATE         TOTAL        FLOATING RATE       TOTAL
Securities, notional amount                $43,188,719    $ 43,188,719       $56,322,389    $56,322,389
Amortized cost, after provision             14,872,544      14,872,544         2,155,466      2,155,466
for impairment
Gross unrealized gains                              --              --         6,414,549      6,414,549
Gross unrealized losses                       (363,855)       (363,855)               --             --
                                           ------------   -------------     ------------   ------------
Estimated fair value                       $14,508,689    $ 14,508,689       $ 8,570,015    $ 8,570,015
                                           ===========    ============       ===========    ===========

          During the six months ended June 30, 2000 the Company purchased an interest rate cap with a notional amount of $100 million. At June 30, 2000 the Company's interest rate cap was classified as trading and, therefore, reported at fair value in accordance with SFAS 115. For the six months ended June 30, 2000 the Company recognized market losses of approximately $1.2 million on the interest rate cap.

          The fair value of the Company's interest rate cap as of June 30, 2000 is summarized as follows:

                                                 JUNE 30, 2000

Amortized cost                                 $   2,960,000
Unrealized losses                                (1,210,000)
                                               -------------
Estimated fair value                           $   1,750,000
                                               =============



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


3.       MORTGAGE LOANS

          The following tables pertain to the Company's Mortgage Loans as of June 30, 2000 and December 31, 1999 which are carried at their amortized cost:

                                        JUNE 30, 2000        DECEMBER 31, 1999

Mortgage Loans, principal amount      $   2,993,952           $     3,653,788
Unamortized discount                             --                       --
Unamortized premium                          94,725                   150,844
                                      -------------           ---------------
Amortized cost                        $   3,088,677           $     3,804,632
                                      =============           ===============


          As of June 30, 2000 and December 31, 1999, the amortized cost of the Mortgage Loans approximated their fair value.

4.       REPURCHASE AGREEMENTS

          The Company has entered into repurchase agreements to finance most of its Investments. The repurchase agreements are collateralized by the market value of the Company's Investments and bear interest rates that generally move in close relation to one-month LIBOR.

          As of June 30, 2000, the Company had outstanding $159,669,000 of repurchase agreements with a weighted average borrowing rate of 6.6% and a weighted average remaining maturity of 16 days. At June 30, 2000, Investments actually pledged had an estimated fair value of $168.6 million.

          As of December 31, 1999, the Company had outstanding $44,018,000 of repurchase agreements with a weighted average borrowing rate of 5.9% and a weighted average remaining maturity of 12 days. At December 31, 1999, Investments actually pledged had an estimated fair value of $45.4 million.

          At June 30, 2000 and December 31, 1999, the repurchase agreements had the following remaining maturities:

                                    JUNE 30, 2000           DECEMBER 31, 1999

Within 30 days                   $        159,669,000       $         44,018,000
                                 --------------------       --------------------
                                 $        159,669,000       $         44,018,000
                                 ====================       ====================


5.       COMMON STOCK

          SALES OF COMMON STOCK - The Company's common stock was sold through several transactions as follows:

          The Company was initially capitalized with the sale of 6,000 shares of common stock on September 2, 1997, for a total of $15,005.

          The Company received commitments on September 15, 1997 for the purchase, in a private placement, of 1,014,000 shares of common stock, at $15.00 per share, for a total of $15,210,000 from certain officers, directors, proposed directors, employees and affiliates of the Company and LASER Advisers Inc., the Company's former investment adviser (the "Former Manager"). The sale of these shares was consummated at the time of the closing of the public offering.

          The Company received commitments on November 7, 1997 from several mutual funds under common management for the purchase, in a private placement, of 3,333,333 shares of common stock, at $15.00 per share, for a total of $49,999,995. The sale of these shares was consummated at the time of the closing of the public offering.

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

          DIVIDENDS/DISTRIBUTIONS - The Company did not declare or pay any dividends or distributions during the six months ended June 30, 2000. The Company declared distributions in cash of $2.00 per share during the year ended December 31, 2000.

          STOCK REPURCHASES - In March 1998, the Board of Directors of the Company approved the repurchase of up to $20 million of the Company's common stock. In June 1998 and November 1998, the Board of Directors increased the amount of common stock authorized to be repurchased to $30 million and $40 million, respectively. Pursuant to the repurchase program, during the six months ended June 30, 2000, the Company repurchased 825,600 shares of common stock for approximately $3.1 million or $3.82 per share (excluding commissions). The repurchased shares have been returned to the Company's authorized but unissued shares of common stock as treasury shares.

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

          On November 1, 1999, the Company announced that Mariner Mortgage Management, LLC ("Mariner") agreed to serve as the external manager of the Company and be responsible for day-to-day management of the Company's investments. William J. Michaelcheck, the Chairman of Mariner, was appointed President and Chief Executive Officer of the Company, and Charles R. Howe, Chief Financial Offier of Mariner, serves as the Company's Chief Financial Officer The Company terminated its consulting arrangement with BlackRock Financial Management, Inc. ("BlackRock").

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

     o    15% of the difference over $4.00 per share up to $4.50 per share; and

     o    20% of the difference over $4.50 per share.

          The agreement has a one-year term, but is terminable by the Company without cause or penalty on 30 days' notice. Mariner may terminate the agreement in limited circumstances. In addition, Mariner is entitled to receive a minimum fee if the Company adopts a plan of liquidation prior to the expiration of the agreement.

          Pursuant to the agreement with Mariner, the Company incurred base management fees of $61,795 and $126,763 for the three and six months ended June 30, 2000. An incentive fee accrual of $(464,518) was reversed for the three months ended June 30, 2000. At December 31, 1999, base management fees of $42,754 were payable to Mariner under this agreement.


7.       EARNINGS PER SHARE (EPS)

          In February 1997, the FASB issued Statement of Financial Accounting No. 128, Earnings Per Share ("SFAS No. 128") which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the Basic EPS to the numerator and denominator of Basic EPS and Diluted EPS computation. There are no differences between Basic EPS and Diluted EPS for the three and six months ended June 30, 2000.

                              FOR THE THREE MONTHS ENDED                         FOR THE SIX MONTHS ENDED
                                    JUNE 30, 2000                                     JUNE 30, 2000
                          INCOME           SHARES      PER-SHARE            INCOME           SHARES      PER-SHARE
                        (NUMERATOR)     (DENOMINATOR)    AMOUNT           (NUMERATOR)    (DENOMINATOR)    AMOUNT

Basic EPS               $ 2,495,552     $ 14,557,790     $ 0.17           $ 1,107,992     $ 14,702,807    $ 0.08

Diluted EPS             $ 2,495,552     $ 14,557,790     $ 0.17           $ 1,107,992     $ 14,702,807    $ 0.08


          For the three and six months ended June 30, 2000, the Company had no deferred common stock reserved for issuance.

          For the three and six months ended June 30, 2000, options to purchase 7,500 shares were outstanding during the period and were anti-dilutive because the strike price ($15.00) was greater than the average daily market price of the Company's common stock for the period. Therefore, these options were excluded from Diluted EPS.

          There are no differences between Basic EPS and Diluted EPS for the three and six months ended June 30, 2000.

                             FOR THE THREE MONTHS ENDED                        FOR THE SIX MONTHS ENDED
                                   JUNE 30, 2000                                     JUNE 30, 1999
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


          For the three and six months ended June 30, 1999, the Company had no deferred common stock reserved for issuance.

          For the three and six months ended June 30, 1999, options to purchase 72,000 shares were outstanding during the period and were anti-dilutive because the strike price ($15.00) was greater than the average daily market price of the Company's common stock for the period. Therefore, these options were excluded from Diluted EPS.

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

                                                 FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                       JUNE 30, 2000                        JUNE 30, 2000

   Net earnings - as reported                         $     2,495,552                     $      1,107,992
   Net earnings - pro forma                           $     2,492,086                     $      1,104,526
   Earnings per share - as reported                   $          0.17                     $           0.08
   Earnings per share - pro forma                     $          0.17                     $           0.08

                                                 FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                       JUNE 30, 1999                        JUNE 30, 1999
   Net loss - as reported                             $   (1,086,105)                     $   (14,261,377)
   Net loss - pro forma                               $   (1,091,865)                     $   (14,267,137)
   Loss per share - as reported                       $        (0.06)                     $         (0.80)
   Loss per share - pro forma                         $        (0.06)                     $         (0.80)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the three and six months ended June 30, 2000 and 1999: dividend yield of 11.47%; expected volatility of 18%; risk-free interest rate of 5.82%; and expected lives of ten years.

          The following table summarizes information about stock options outstanding as of June 30, 2000 and 1999:

                                                                   WEIGHTED
                                                                   AVERAGE        WEIGHTED
                              RANGE OF                            REMAINING       AVERAGE
                              EXERCISE          OPTIONS          CONTRACTUAL      EXERCISE
                               PRICES         OUTSTANDING        LIFE (YRS.)       PRICE

      June 30, 2000         $  15.00              7,500             7.4             $  15.00
                            ==========                                              ========
      June 30, 1999         $  15.00             72,000             8.3             $  15.00
                            ==========                                              ========

          The options become exercisable at the rate of 25% on each of January 2, 1998, January 2, 1999, January 2, 2000 and January 2, 2001, subject to the holder's continued employment or service. During the year ended December 31, 1999, 64,500 stock options terminated.


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

          Net operating losses ("NOLs") may be carried forward for 20 years. Taxable income (loss) requires an annual calculation; consequently, for the year ended December 31, 2000, taxable income (loss) may be different from net income
(loss) as calculated according to GAAP income (loss) as a result of differing treatment of unrealized gains and losses on securities transactions. For the Company's tax purposes, unrealized gains (losses) will be recognized at the end of the year and will be aggregated with operating gains (losses) to produce total taxable income (loss) for the year. For the year ended December 31, 1999, a NOL is estimated at approximately $(30.5) million, or $(1.80) per weighted average share.

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


          The Company maintained a portfolio at its peak of approximately $3.8 billion of Mortgage Assets in March 1998. From June 1998 through June 2000, the Company delevered its portfolio by selling certain securities and repaying borrowings in an attempt to reduce the portfolio's susceptibility to basis and interest rate risk and to create additional liquidity. In November 1999, the Company announced that its Board of Directors authorized management to conduct a competitive sale of its less liquid portfolio assets as part of its ongoing program to reduce the volatility of the Company's assets. As of June 30, 2000, the Company had approximately $3 million of these assets remaining to be sold. During the three months ended June 30, 2000, the Company increased its portfolio of Agency Securities in an effort to increase its return on equity without taking a substantial credit and interest rate risk. In order to increase its portfolio of Agency Certificates, the Company increased its borrowings.

          The Company was notified in June 2000 of a default in a $50,000,000 mortgage loan in a trust fund of which the company owns subordinated interests. The assets that are affected by this reduction are subordinated classes of Commercial Mortgage Pass-Through Certificates, Series 1997-D5 that represent beneficial ownership interests in a trust fund created by Asset Securitization Corporation ("ASC"), an affiliate of Nomura Securities International, Inc. at the time of the offering. The Company was thereafter informed that Lend Lease Asset Management, L.P. ("LLAM"), the Special Servicer for the trust fund, has notified ASC that this defaulted loan was not a "qualified asset" for the trust and that this loan should be repurchased by ASC. ASC has disputed this claim by LLAM, and counsel for LLAM is presently considering a response. On July 6, 2000, a representative of Nomura Securities notified a representative of the Company that the recovery on this loan may be negligible. As a result, the Company's management is of the opinion that the ASC securities owned by the Company may have little or no value. Accordingly, management has decided to reduce the carrying value of these assets to $1.00, pending further developments. The amount of the write-down, $9,049,309, is included in Unrealized holding gain
(loss) arising during period in the accompanying statement of operations. A recovery on this investment may be possible, but management is unable to predict the likelihood of this occurrence.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

NET GAIN SUMMARY

          For the three months ended June 30, 2000, the Company had a net gain of $2.50 million, or $0.17 per weighted average share, compared to a net loss of $(1.09) million, or $(0.06) per weighted average share for the three months ended June 30, 1999. The weighted average number of shares of common stock outstanding for the three months ended June 30, 2000 and 1999 were 14,557,790 and 17,775,914, respectively. No dividends were declared during the three months ended June 30, 2000 and 1999. Return on average equity was 3.30% and (1.35)% on an unannualized basis (after giving effect to the impairment charges) for the three months ended June 30, 2000 and 1999, respectively.

          For the six months ended June 30, 2000, the Company had a net gain of $1.11 million, or $0.08 per weighted average share, compared to a net loss of $(14.26) million, or $(0.80) per weighted average share for the six months ended June 30, 1999. The weighted average number of shares of common stock outstanding for the six months ended June 30, 2000 and 1999 were 14,702,807 and 17,791,327, respectively. No dividends were declared during the six months ended June 30, 2000. Dividends declared per share were $2.00 and $0.81 per weighted average share, and $35.6 million in total, for the six months ended June 30, 1999. Return on average equity was 1.46% and (14.09)% on an unannualized basis (after giving effect to the impairment charges) for the six months ended June 30, 2000 and 1999, respectively.

          The realized gains during the three months ended June 30, 2000 were approximately $0.4 million, or $0.03 per weighted average share, compared to a loss of approximately $(3.7) million, or $(0.21) per weighted average share for the three months ended June 30, 1999. Excluding realized gains and losses, the Company's income for the three months ended June 30, 2000 was approximately $2.1 million, or $0.14 per weighted average share, compared to approximately $2.6 million, or $0.14 per weighted average share for the three months ended June 30, 1999.

          The realized losses during the six months ended June 30, 2000 were approximately $(2.0) million, or $(0.14) per weighted average share, compared to a loss of approximately $(21.2) million, or $(1.19) per weighted average share for the six months ended June 30, 1999. Excluding realized gains and losses, the Company's income for the six months ended June 30, 2000 was approximately $3.1 million, or $0.21 per weighted average share, compared to approximately $7.0 million, or $0.39 per weighted average share for the six months ended June 30, 1999. This reduction of income for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999 is consistent with the Company's substantially reduced investment portfolio.

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

          NOLs may be carried forward for 20 years. Taxable income (loss) requires an annual calculation; consequently, for the year ended December 31, 2000, taxable income (loss) may be different from net income (loss) as calculated according to GAAP income (loss) as a result of differing treatment of unrealized gains and losses on securities transactions. For the Company's tax purposes, unrealized gains (losses) will be recognized at the end of the year and will be aggregated with operating gains (losses) to produce total taxable income (loss) for the year. For the year ended December 31, 1999, a NOL is estimated at approximately $(30.5) million, or $(1.80) per weighted average share.

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

          Taxable income and GAAP income (loss) could also differ for other reasons. For example, the Company may take credit provisions which would affect GAAP income whereas only actual credit losses are deducted in calculating taxable income. In addition, G&A Expenses may differ due to differing treatment of leasehold amortization, certain stock option expenses and other items. As of June 30, 2000 and 1999, the Company had not taken credit provisions because 90% and 64%, respectively, of the Company's Investments were Agency Certificates.

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

INTEREST INCOME AND AVERAGE EARNING ASSET YIELD

          The Company had average earning assets of $178.6 million and $155.9 million for the three and six months ended June 30, 2000, respectively, compared to average earning assets of $362 million and $610 million for the three and six months ended June 30, 1999, respectively. The table below shows, for the three and six months ended June 30, 2000 and 1999, the Company's average balance of cash equivalents, loans and securities, the yields earned on each type of earning asset, the yield on average earning assets and interest income.

                                          AVERAGE EARNING ASSET YIELD
                                             (dollars in thousands)

                                                                                  Yield on    Yield on
                                            Average                   Yield on     Average    Average
                               Average     Amortized     Average      Average     Amortized   Interest
                                 Cash       Cost of      Earning        Cash       Cost of    Earning   Interest
                             Equivalents   Securities     Assets    Equivalents  Securities    Assets    Income

For the three months          $  37,208    $  162,067   $  178,631        5.86%      7.80%      7.85%    $  3,913
  ended June 30, 2000
For the three months          $  38,888    $  322,735   $  361,623        5.06%      8.17%      7.84%    $  7,166
  ended June 30, 1999

For the six months            $  35,229    $  130,982   $  155,889        5.92%      7.67%      7.52%    $  6,302
  ended June 30, 2000
For the six months            $  38,803    $  571,047   $  609,850        5.07%      7.73%      7.56%    $ 23,185
  ended June 30, 1999

INTEREST EXPENSE AND THE COST OF FUNDS

          For the three months ended June 30, 2000 and 1999, the Company had average borrowed funds of $115.4 million and $288.6 million, respectively, and total interest expense of $1.7 and $3.8 million, respectively, with an average cost of funds of 6.01% and 5.21%, respectively. For the six months ended June 30, 2000 and 1999, the Company had average borrowed funds of $77.5 million and $502.2 million, respectively, and total interest expense of $2.3 and $14.0 million, respectively, with an average cost of funds of 5.90% and 5.53%, respectively. The Company believes that its largest expense is usually the cost of borrowed funds. Interest expense is calculated in the same manner for tax and GAAP purposes.

          The Company expects that changes in the Company's cost of funds will closely correlate with changes in one-month LIBOR, although the Company may choose to extend the maturity of its liabilities at any time, subject to the lender's consent. The Company's average cost of funds was 0.29% lower than one-month LIBOR for the three months ended June 30, 2000 compared to 0.25% above one-month LIBOR for the three months ended June 30, 1999 and was 0.45% lower than one-month LIBOR for the six months ended June 30, 2000 compared to 0.58% above one-month LIBOR for the six months ended June 30, 1999. The Company generally has structured its borrowings to adjust with one-month LIBOR. During the three months ended June 30, 2000, average one-month LIBOR, which was 6.466%, was 0.38% lower than average six-month LIBOR, which was 6.844%. During the three months ended June 30, 1999, average one-month LIBOR, which was 4.961%, was 0.23% lower than average six month LIBOR, which was 5.192%. The increase in the Company's average cost of funds relative to LIBOR in the second quarter of 2000 compared to the second quarter of 1999 was due primarily to a change in the condition of the financial markets.

          The table below shows, for the three and six months ended June 30, 2000 and 1999, the Company's average borrowed funds and average cost of funds compared to average one and six-month LIBOR.

                                                       AVERAGE COST OF FUNDS
                                                      (dollars in thousands)
                                 Average Average
                                                                                             One-Month    Cost of       Average
                                                                                               LIBOR      Funds         Cost of
                                                                      Average               Relative to   Relative       Funds
                                    Average                 Average   One-Month  Average      Average     to          Relative to
                                   Borrowed     Interest    Cost of     LIBOR    Six-Month   Six-Month    Average       Average
                                     Funds       Expense     Funds                 LIBOR       LIBOR      One-Month    Six-Month
                                                                                                            LIBOR        LIBOR

      For the three  months       $   115,396    $   1,754   6.01%       6.466%    6.844%     (0.38)%      (0.45)%      (0.83)%
        ended June 30, 2000
      For the three  months       $   288,615    $   3,802   5.21%       4.961%    5.192%     (0.23)%       0.25%        0.02%
        ended June 30, 1999

      For the six months          $    77,506    $   2,334   5.90%       6.187%    6.577%     (0.39)%      (0.29)%      (0.68)%
        ended June 30, 2000
      For the six months          $   502,252    $  13,976   5.53%       4.957%    5.119%     (0.16)%       0.58%          0.41%
        ended June 30, 1999

INTEREST RATE CAPS AND SWAPS

          During the three months ended June 30, 2000 the Company purchased an interest rate cap with a notional amount of $100 million. At June 30, 2000 the Company's interest rate cap was classified as trading and, therefore reported at fair value. For the three months ended June 30, 2000 the Company recognized market losses of $1.2 million on the Interest Rate Cap.

          The Company did not enter into any swaps during the three and six months ended June 30, 1999.

NET INTEREST INCOME

          Net interest income, which equals interest income less interest expense, totaled $1.9 million for the three months ended June 30, 2000 compared to $3.4 million for the three months ended June 30, 1999. Net interest income totaled $3.7 million for the six months ended June 30, 2000 compared to $9.2 million for the six months ended June 30, 1999. Net interest rate spread, which equals the yield on the Company's interest earning assets (excluding cash) less the average cost of funds for the period was 1.63% and 1.51% for the three and six months ended June 30, 2000, respectively, compared to 2.63% and 2.06% for the three and six months ended June 30, 1999, respectively. The decrease in net interest income for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999 was due to the Company's substantially reduced investment portfolio. The net interest rate spread decreased for the six and three months ended June 30, 2000 compared to the six and three months ended June 30, 1999 due to the mix of Mortgage Assets in the Company's investment portfolio, which contained a greater percentage of liquid securities which finance at lower spreads for the three months ended June 30, 2000 compared to the six and three months ended June 30, 1999.

          The table below shows interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the three and six months ended June 30, 2000 and 1999.

                               NET INTEREST INCOME
                             (dollars in thousands)

                                                               Net                            Average
                               Interest                        Income on            Yield on  Balance
                    Average    Income     Average  Interest    Contrac-             Average   of Re-             Average
                    Amortized  on         Cash     Income on   tual       Total     Interest  purchase            Cost     Net
                    Cost of    Invest-    Equiva-  Equi-       Commit-    Interest  Earning   Agree-    Interest   of      Interest
                    Securities ments      lents    valents     ments      Income    Assets    ments     Expense   Funds    Income

For the three
months ended June
30, 2000            $162,067   $3,362     $37,208   $ 551      $    --    $ 3,913    7.85%   $ 115,396   $ 1,754   6.01%   $ 1,917

For the three
months ended June     $322,736  $ 6,669   $38,888   $ 497      $    --    $7,166     7.84%    $288,615   $ 3,801   5.21%   $ 3,365
30, 1999

For the six
months ended June
30, 2000            $155,889    $ 5,246   $35,229   $1,056                 6,302               77,506                       3,727

For the six
months ended June     $571,047  $23,185   $38,803   $  988     $    --   $23,185    7.56%    $502,252   $13,976   5.53%   $ 9,209
30, 1999

CREDIT CONSIDERATIONS

          The Company experienced credit losses on its investment portfolio during the three months ended June 30, 2000 in the amount of approximately $9 million. See "General" for a discussion of these losses. At June 30, 2000 and 1999, the Company had limited its exposure to credit losses on its portfolio by holding 90% and 64%, respectively, of its investments in Agency Certificates.

GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses ("operating expenses" or "G&A expense") were $(185,553) and $606,392 for the three and six months ended June 30, 2000, respectively, consisting of management fees paid to Mariner of $61,795 and $126,763, incentive fees accrued to Mariner of $(464,518) and $0 and professional and other miscellaneous fees. G&A expenses were $796,039 and $2,246,039 for the three and six months ended June 30, 1999, respectively, consisting of fees paid to the Former Manager of $0 and $500,000, fees paid to BlackRock of $375,000 and $750,000 and professional and other miscellaneous fees. There were no differences in the calculation of G&A expense for taxable and GAAP income purposes. The "Efficiency Ratio" is the G&A expense divided by the net interest income.

                               G&A EXPENSE RATIOS

                                                                                              (dollars in thousands)
                                                                                                 Total G&A     Total G&A
                                                                                                  Expense/     Expense/
                                                     Deferred               Other      Total      Average       Average   Efficiency
                                Management Incentive  Stock    Consulting     G&A        G&A       Assets       Equity        Ratio
                                   Fee       Fee     Expense      Fee      Expense    Expense   (Annualized)(Annualized)(Annualized)

For the three months             $62        $ (465)    $  --      $   --    $217      $                          --%           --%
  ended June 30, 2000                                                                (186)         --%
For the three months             $    --    $   --     $  --      $ 375     $  421    $   796        0.68%       3.96%       23.66%
  ended June 30, 1999

For the six months               $127       $   --     $   --     $  --     $479      $606           0.78%       1.16%       16.27%
  ended June 30, 2000
For the six months               $500       $   --     $91        $ 750     $  905    $ 2,246        0.68%       4.44%       24.39%
  ended June 30, 1999

NET INCOME (LOSS) AND RETURN ON AVERAGE EQUITY

          Net income was $2.5 million and $1.1 million for the three and six months ended June 30, 2000, respectively, compared to net losses of $(1.09) million and $(14.3) million for the three and six months ended June 30, 1999, respectively. Return on average equity, on an unannualized basis, for the three and six months ended June 30, 2000 was 3.30% and 1.46%, respectively, compared to (1.35)% and (14.09)% for the three and six months ended June 30, 1999, respectively.

          The table below shows, on an unannualized basis, for the three and six months ended June 30, 2000 and 1999 the Company's net interest income, gain
(loss) on sale of securities and G&A expense each as a percentage of average equity, and the return on average equity.

                     COMPONENTS OF RETURN ON AVERAGE EQUITY

                                          Net Interest     Gain (Loss) on    Impairment Loss
                                         Income/Average        Sale of      on Interest-Only   G&A Expense/      Return on
                                             Equity          Securities/       Securities     Average Equity  Average Equity
                                                           Average Equity

For the three months ended                    2.53%             .52%               --             (.25)%           3.30%
  June 30, 2000
For the three months ended                    4.19%             4.55%              --              0.99%          (1.35)%
  June 30, 1999

For the six months ended                      4.92%           ( 2.66)%             --               .80%            1.46%
  June 30, 2000
For the six months ended                      9.10%           (20.96)%             --             2.22%          (14.09)%
  June 30, 1999

DISTRIBUTIONS AND TAXABLE INCOME

          The Company has elected to be taxed as a REIT under the Code. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of securities. For the three and six months ended June 30, 2000, the Company made no distributions. For the three and six months ended June 30, 1999, the Company made distributions of $35.6 million.

FINANCIAL CONDITION

         INVESTMENTS

          As of June 30, 2000 and December 31, 1999, the Company's portfolio consisted of:

                                                  AS OF JUNE 30, 2000                          AS OF DECEMBER 31, 1999
                                                  -------------------                          -----------------------
                                            Dollar Amount                              Dollar Amount
            SECURITIES                      (IN MILLIONS)          PERCENTAGE          (IN MILLIONS)             PERCENTAGE
            ----------                      -------------          ----------          -------------             ----------
Agency Certificates...........               $   266                 90%            $    65                      64%
Subordinate Interests.........                     7                   2                 19                      19%
IOs...........................                    15                  5%                  8                       8%
Caps..........................                     2                  1%                  _                        _
Mortgage Loans................                     3                  1%                  4                       4%
Other fixed-income assets.....                      3                 1%                       5                  5%
                                        ------------------ -------------------- --------------------- -------------------
   Total......................               $   296                100%            $   101                     100%
                                        ================== ==================== ===================== ===================

          The Company increased its portfolio of Agency Certificates during the six months ended June 30, 2000 in an attempt to increase its return on average equity without increasing the portfolio's susceptibility to basis, interest rate and credit risk.

          Discount balances are accreted as an increase in interest income over the life of discount investments and premium balances are amortized as a decrease in interest income over the life of premium investments. At June 30, 2000 and December 31, 1999, the Company had on its balance sheet (excluding IOs) $13.26 million and $26.1 million, respectively, total unamortized discount (which is the difference between the remaining principal value and the current historical amortized cost of investments acquired at a price below principal value) and $2.4 million and $.9 million, respectively, unamortized premium (which is the difference between the remaining principal amount and the current historical amortized cost of investments acquired at a price above principal value). The Company also had $28 million unamortized discount on IOs at June 30, 2000 compared to $54.2 million unamortized premium at December 31, 1999.

          Mortgage principal repayments received were $4.3 million for the six months ended June 30, 2000. Given the Company's current portfolio composition, if mortgage principal repayment rates increase over the life of the Mortgage Securities comprising the current portfolio, all other factors being equal, the Company's net interest income should decrease during the life of such Mortgage Securities as the Company will be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates decrease over the life of such Mortgage Securities, all other factors being equal, the Company's net interest income should increase during the life of such Mortgage Securities as the Company will amortize its net premium balance over a longer time.

          The tables below summarize the Company's investments at June 30, 2000 and December 31, 1999.

                                      SECURITIES (EXCLUDING IOs)
                                        (dollars in thousands)

                                                                   Amortized                 Estimated    Weighted
                                                                    Cost to                 Fair Value    Average
                            Principal      Net       Amortized     Principal      Estimated     To          Life
                                        Premiums                                             Principal
                             Amount     (Discount)      Cost        Amount       Fair Value   Amount      (Years)

June 30, 2000              $310,087      $ (10,828)    $ 299,259    96.51%        $ 278,483      89.80%     5.0
December 31, 1999          $133,227      $ (25,822)    $ 107,415    80.63%        $ 88,578       66.48%     7.1

                                            MORTGAGE LOANS
                                        (dollars in thousands)

                                                                   Amortized                 Estimated    Weighted
                                                                    Cost to                 Fair Value    Average
                            Principal      Net       Amortized     Principal    Estimated       To          Life
                                                                                             Principal
                             Amount      Premium        Cost        Amount      Fair Value    Amount      (Years)

June 30, 2000              $     2,944   $      95    $   3,809    103.16%       $            103.16%       1.0
                                                                               3,089
December 31, 1999          $    3,653    $     151    $   3,804    104.13%       $   3,804    103.27%       1.0

          At June 30, 2000, the Company had borrowing outstanding from three lenders compared to two lenders at December 31, 1999. Such borrowings are generally short-term (less than 30-day terms) and may not be renewed by the lender at its discretion.

                                             IO SECURITIES
                                        (dollars in thousands)

                                                                   Amortized                 Estimated   Weighted
                                                                    Cost to                 Fair Value    Average
                            Notional   Net Premiums  Amortized     Notional     Estimated   To Notional    Life
                             Amount     (Discount)    Cost (1)      Amount      Fair Value    Amount      (Years)

June 30, 2000               $   43,189   $  (28,316) $   14,872     34.43%         $14,509      33.59%      9.3
December 31, 1999           $   56,322   $  (54,167) $     2,155     3.83%         $  8,570     15.21%      7.1

          The table below shows unrealized gains and losses on the securities in the Company's portfolio at June 30, 2000 and December 31, 1999.

                           UNREALIZED GAINS AND LOSSES

                                                                                              (dollars in thousands)

                                                                               AT JUNE 30, 2000           AT DECEMBER 31, 1999
                                                                               ----------------           --------------------
Unrealized Gain                                                               $             610           $      6,414
Unrealized Loss                                                                         (21,749)               (18,837)
Net Unrealized Loss                                                                     (21,139)               (12,423)
Net Unrealized Loss as % of  Investments Principal/Notional Amount                        (6.03)%                (6.43)%
Net Unrealized Loss as % of Investments Amortized Cost                                    (6.66)%               (10.96)%

          The following table sets forth a schedule of Pass-Through Certificates and Mortgage Loans owned by the Company at June 30, 2000 and December 31, 1999 classified by issuer and by ratings categories.

                        PASS-THROUGH CERTIFICATES AND MORTGAGE LOANS BY ISSUER AND CREDIT RATING
                                                 (dollars in thousands)

                                                   AT JUNE 30, 2000                       AT DECEMBER 31, 1999
                                          CARRYING VALUE       PORTFOLIO MIX      CARRYING VALUE       PORTFOLIO MIX
Agency Certificates..............           $ 266,057                90%             $    64,801              64%
Privately Issued Certificates:
   AAA/Aaa Rating................               7,467                  2                   --                  --
   BB/Ba Rating and Other........               3,209                 1%                  23,776              23%
IOs..............................              14,509                 5%                   8,570               8%
Caps.............................               1,750                 1%                     --                 --
Mortgage Loans...................               3,089                 1%                   3,804               5%
                                            ---------        -----------             -----------    -------------
              Total..............           $ 296,081               100%             $   100,951             100%
                                            =========        ===========             ===========    =============

          The following tables set forth information about the Company's portfolio of Subordinate Interests, IOs and other fixed-income assets as of June 30, 2000 and December 31, 1999.

                              SUBORDINATE INTERESTS
                             (dollars in thousands)

                                         MARKET VALUE AT
      DESCRIPTION         JUNE 30, 2000             DECEMBER 31, 1999
      -----------         -------------             -----------------
      Commercial         $      7,467            $      18,561

                                  IO SECURITIES
                             (dollars in thousands)

                                                       MARKET VALUE AT
      DESCRIPTION          COUPON      JUNE 30, 2000         DECEMBER 31, 1999
      -----------          ------      -------------         -----------------
      Residential          Floating         $14,509             $      8,570


                            OTHER FIXED-INCOME ASSETS
                             (dollars in thousands)

                                             MARKET VALUE AT
      DESCRIPTION                JUNE 30, 2000         DECEMBER 31, 1999
      -----------                -------------         -----------------
      CBO/CLO                      $     3,209            $       5,215

BORROWINGS

          The Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's investments. These borrowings appear on the balance sheet as repurchase agreements. Substantially all of the Company's investments are currently accepted as collateral for such borrowings. The Company has not established, and currently does not intend to establish, permanent lines of credit. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company's financing objectives. At June 30, 2000, the Company had borrowings outstanding from three lenders, compared to two lenders at December 31, 1999. Such borrowings are generally short-term (less than 30-day terms) and may not be renewed by the lender at its discretion. Certain lenders have reduced the funds made available to the Company for pledges of certain less liquid securities.

          On March 29, 1999, to improve its liquidity, the Company terminated a repurchase agreement with a broker dealer with respect to $500 million of the Company's Agency Certificates and recognized a loss of approximately %(8.5) million.

          For the six months ended June 30, 2000, the term to maturity of the Company's borrowings has ranged from one to 30 days, with a weighted average remaining maturity of 16 days at June 30, 2000. At June 30, 2000, the Company had outstanding $160 million of repurchase agreements. At June 30, 2000, the weighted average cost of funds for all of the Company's borrowings was 6.60% and investments actually pledged had an estimated fair value of $168 million.

          For the year ended December 31, 1999, the term to maturity of the Company's borrowings has ranged from one day to five years, with a weighted average remaining maturity of 15 days at December 31, 1999. At December 31, 1999, the Company had outstanding $44 million of repurchase agreements. At December 31, 1999, the weighted average cost of funds for all of the Company's borrowings was 5.9% and investments actually pledged had an estimated fair value of $45.4 million.

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

          The availability of financing for the Company's portfolio has been stable during the first two quarters of 2000.

          In November 1999, the Board of Directors increased the amount of Common Stock authorized to be repurchased under the Company's stock repurchase program to $40 million. Pursuant to the repurchase program, for the six months ended June 30, 2000 the Company repurchased an additional 825,600 shares of Common Stock for approximately $3.1 million. Such shares were purchased at a weighted average price per share of $3.82. For the year ended December 31, 1999, the Company used the proceeds of sales of, and payments from, its portfolio securities to repurchase 2,953,700 shares of Common Stock for approximately $10.3 million in open market transactions. Such purchases were made at a weighted average price per share of $3.50 (excluding commission costs). The repurchased shares have been returned to the Company's authorized but unissued shares of Common Stock as treasury shares.


STOCKHOLDERS' EQUITY

          The Company uses "available-for-sale" treatment for its securities; these assets are carried on the balance sheet at estimated market value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at June 30, 2000 was $62.2 million, or $4.43 per share, compared to $73.0 million, or $4.91 per share, at December 31, 1999. If the Company had used historical amortized cost accounting, the Company's equity base at June 30, 2000 would have been $83.3 million, or $5.94 per share compared to $85.4 million, or $5.75 per share, at December 31, 1999.

          With the Company's "available-for-sale" accounting treatment, unrealized fluctuations in market values of assets do not impact GAAP net income or taxable income but rather are reflected on the balance sheet by changing the carrying value of the assets and reflecting the change in stockholders' equity under "Accumulated Other Comprehensive Income (Loss)" and in the statement of operations under "Other Comprehensive Income (Loss)." By accounting for its assets in this manner, the Company hopes to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

          As a result of this mark-to-market accounting treatment, the book value and book value per share of the Company are likely to fluctuate far more than if the Company used historical amortized cost accounting. As a result, comparison with companies that use historical cost accounting for some or all of their balance sheet may be misleading.

          Unrealized changes in the estimated net market value of securities have one direct effect on the Company's potential earnings and dividends: positive mark-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes in the net market value of the Company's securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Accumulated Other Comprehensive Income (Loss)" was $(21.1) million, or (7.14)% of the amortized cost of securities at June 30, 2000 and $(12.4) million, or (12.31)% of the amortized cost of securities at December 31, 1999.

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

          The table below shows the Company's equity capital base as reported and on a historical amortized cost basis at June 30, 2000 and at December 31, 1999. The historical cost equity basis is influenced by issuances of Common Stock, the level of GAAP earnings as compared to dividends declared, and other factors. The GAAP reported equity base is influenced by these factors plus changes in the "Accumulated Other Comprehensive Income (Loss)" account.

                                              STOCKHOLDERS' EQUITY
                                 (dollars in thousands, except per share data)

                                                        Net Unrealized      GAAP       Historical      GAAP
                                           Historical      Losses on      Reported     Amortized     Reported
                                           Amortized        Assets         Equity         Cost        Equity
                                          Cost Equity      Available        Base         Equity     (Book Value
                                              Base          for Sale    (Book Value)   Per Share    Per Share)

At June 30, 2000                            $ 83,371       $(21,139)       $62,232       $5.94         $4.43
At December 31, 1999                        $ 85,416       $(12,423)      $ 72,993       $5.75         $4.91

CAPITAL AND LEVERAGE STRATEGIES

          The Company's operations are leveraged approximately 4.9 to 1 at June 30, 2000 compared to 1.6 to 1 at December 31, 1999. At June 30, 2000, the Company's equity-to-assets ratio was 20.5%, and has ranged from a high of approximately 62% to a low of approximately 15% during the past 12 months. Initially, the Company financed its acquisition of Mortgage Assets through proceeds of its initial public offering and several concurrent private placements, and currently finances any acquisitions primarily by borrowing against or "leveraging" its existing portfolio and using the proceeds to acquire additional Mortgage Assets. The Company's target for its equity-to-assets ratio depends on market conditions and other relevant factors.

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

          The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as interest-earning assets net of interest-bearing liabilities. Actual results could differ significantly from these estimates.


                                            PROJECTED PERCENTAGE CHANGE IN
        CHANGE IN INTEREST RATE                   NET INTEREST INCOME                    NET PORTFOLIO VALUE

- 200 Basis Points                                         1%                                   (2%)
- 100 Basis Points                                         0%                                    0%
Base Interest Rate                                         0%                                    0%
+ 100 Basis Points                                        (1%)                                  (2%)
+ 200 Basis Points                                        (2%)                                  (6%)

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

          The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at June 30, 2000. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) floating-rate securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and (ii) fixed-rate Mortgage Assets reflect estimated prepayments, which were estimated based on analyses of broker estimates. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                            June 30, 2000
                                                 ---------------------------------------------------------------------
                                                                             More than 1
                                                   Within 3      4 to 12      Year to 3      3 Years
                                                    MONTHS        MONTHS        YEARS        AND OVER       TOTAL
                                                 ------------  ------------  -----------    ----------   --------
                                                 .........                (dollars in thousands)
Rate-Sensitive Assets:
   Mortgage Assets..........................        1,743        3,100         249,200        42,038       296,081

Rate-Sensitive Liabilities:
   Repurchase agreements....................     (240,943)        --             --             --        (240,943)

Interest rate sensitivity gap...............     (239,200)       3,100         249,200        42,038

Cumulative interest rate sensitivity gap....                  (236,100)         13,100        55,138

  Cumulative interest rate sensitivity gap as
a percentage of total rate-sensitive assets.       (81)%        (80)%             4%             19%

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings

          At June 30, 2000, there were no legal proceedings to which the Company was a party or of which any of its properties were subject.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders of the Company was held on June 7, 2000. The following matters were voted on at the Annual Meeting:

          (1) ELECTION OF DIRECTOR. The following person was elected as a director:

                                                            NUMBER OF SHARES
                                                            ------------------------------
                                                                             Voted against
                            NAME                     VOTED FOR               OR ABSTAINED
                  ------------------------         -------------             --------------
                  Ronald J. Artinian               9,821,354                 3,326,597
                  William J. Michaelcheck          9,834,454                 3,313,497
                  Jonathan Ilany                   9,821,054                 3,326,897

          Of the remaining two board members, one will stand for election in 2001 and the other will stand for election in 2002.

          (2) APPOINTMENT OF INDEPENDENT AUDITORS. The stockholders approved the appointment of Deloitte & Touche LLP as independent auditors for the Company for the year 2000. There were 9,656,803 shares voted for approval; 209,378 shares voted against and 3,281,770 abstained.

Item 5.   Other Information

          Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

          Exhibit 27.1 - Financial Data Schedule

(b) Reports

          On July 11, 2000, the Company filed a Current Report on Form 8-K regarding a press release issued by the Company announcing that the management of the Company reduced the book value of certain assets.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LASER MORTGAGE MANAGEMENT, INC.



Dated:   August 14, 2000                      By:  /S/ CHARLES R. HOWE
                                                   -------------------
                                              Charles R. Howe
                                              Chief Financial Officer
                                              (principal accounting officer)
                                              (authorized officer of registrant)

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