Form 10-Q
period 2000-09-30
LASER MORTGAGE MANAGEMENT INC
filed 2000-11-14
CIK 1046099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:      September 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from                       to

Commission file number: 1-13563

LASER MORTGAGE MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	22-3535916 (I.R.S. Employer Identification No.)

c/o Mariner Mortgage Management LLC
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

Yes   X   No

           Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date: 14,038,983 shares of common stock, $0.001 par value, outstanding as of November 8, 2000

LASER MORTGAGE MANAGEMENT, INC.

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements Balance Sheet at September 30, 2000 (Unaudited) and December 31, 1999	3 3

Statement of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2000 and September 30, 1999	4

Statement of Stockholders' Equity (Unaudited) for the Nine Months Ended September 30, 2000	5

Statement of Cash Flows (Unaudited) for the Three Months and Nine Months Ended September 30, 2000 and September 30, 1999	6

Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

PART II.	OTHER INFORMATION	30

Item 1.	Legal Proceedings	30

Item 2.	Changes in Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits and Reports on Form 8-K	30

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

LASER MORTGAGE MANAGEMENT, INC.
BALANCE SHEET AT                                             SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                                                 (Unaudited)
ASSETS

Cash and cash equivalents................................    $     11,299,110        $   16,065,024
Investment in securities at fair value...................         318,110,715            97,147,637
Investment in mortgage loans at amortized cost...........           3,059,052             3,804,632
Receivable for securities sold...........................           9,890,209                    --
Accrued interest and principal paydown receivable........           2,144,164               840,459
Margin deposits on repurchase agreements.................                  --               425,000
Prepaid assets...........................................           1,836,705                    --
                                                             ----------------        --------------
            Total assets.................................    $    346,339,955        $  118,282,752
                                                             ================        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Repurchase agreements..................................         280,783,000            44,018,000
  Accrued interest payable...............................             450,166               149,260
  Accounts payable and accrued expenses..................             690,918             1,081,061
  Payable to manager.....................................             112,005                42,754
                                                             ----------------        --------------
         Total liabilities...............................         282,036,089            45,291,075
                                                             ----------------        --------------

STOCKHOLDERS' EQUITY:
  Common stock: par value $.001 per share;
    100,000,000 shares authorized, 20,118,749 and
    20,118,749 shares issued, respectively...............              20,119                20,119
  Additional paid-in capital.............................         283,012,967           283,012,967
  Accumulated other comprehensive loss...................         (21,371,733)          (12,422,818)
  Accumulated distributions and losses...................        (164,509,056)         (167,921,096)
  Treasury stock at cost (6,079,766 and 5,254,166
    shares respectively)...............                           (32,848,431)          (29,697,495)
                                                             ----------------        --------------
         Total stockholders' equity......................          64,303,866            72,991,677
                                                             ----------------        --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............    $    346,339,955        $  118,282,752
                                                             ==================      ===============

                       See notes to financial statements.

                         LASER MORTGAGE MANAGEMENT, INC.

STATEMENT OF OPERATIONS (UNAUDITED) FOR THE

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                2000             1999          2000            1999

Interest income:
  Mortgage loans and securities........    $  6,004,785    $  3,854,058    $ 11,251,204    $ 26,074,650
  Cash and cash equivalents............         120,743         595,217       1,176,664       1,559,424
                                           ------------    ------------    ------------    ------------
           Total interest income.......       6,125,528       4,449,275      12,427,868      27,634,074
                                           ------------    ------------    ------------    ------------

Interest expense:
  Securities sold short................          --              --             242,101          --
  Repurchase agreements................       3,874,009       1,996,483       6,207,614      15,972,392
                                           ------------    ------------    ------------    ------------
           Total interest expense......       3,874,009       1,996,483       6,449,715      15,972,392
                                           ------------    ------------    ------------    ------------

Net interest income....................       2,251,519       2,452,792       5,978,153      11,661,682

Gain (loss) on sale of securities,
  swaps and termination of
  repurchase agreement.................         371,115      (2,191,446)     (1,641,134)    (23,415,673)

General and administrative expenses....         318,587         945,328         924,979       3,191,367
                                           ------------    ------------    ------------    ------------

Net income (loss)......................    $  2,304,047    $   (683,982)   $  3,412,040    $(14,945,358)
                                          =============    =============   =============   ============

Unrealized gain (loss) on securities:
  Unrealized holding gain (loss)
  arising during period................    $    138,877    $   (210,679)   $(10,590,049)   $(16,523,241)

Add: reclassification adjustment
  for (gain) loss included in net
   income (loss)........................       (371,115)      2,191,446       1,641,134      23,415,673
                                           ------------    ------------    ------------    ------------
Other comprehensive (loss) income......        (232,238)      1,980,767      (8,948,915)      6,892,432
                                           ------------    ------------    ------------    ------------

Comprehensive income (loss)............    $  2,071,809    $  1,296,785    $ (5,536,875)   $ (8,052,926)
                                           =============   =============   ============    ============

Net income (loss) per share:
  Basic................................    $       0.16    $      (0.04)   $       0.24    $      (0.85)
                                           =============   =============   ============    ============

  Diluted..............................    $       0.16    $      (0.04)   $       0.24    $      (0.85)
                                           =============   =============   ============    ============

Weighted average number of shares
  outstanding:

  Basic................................      14,038,983      17,223,109      14,481,532      17,601,921
                                           =============   =============   ============    ============

  Diluted..............................      14,038,983      17,223,109      14,481,532      17,601,921
                                           =============   =============   ============    ============

                       See notes to financial statements.

STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                  Common      Additional      Comprehensive
                                                  Stock         Paid-in          Income
                                                Par Value       Capital          (Loss)

BALANCE
     DECEMBER 31, 1999.......................  $   20,119     $283,012,967

Comprehensive income
  Net income.................................                                 $  3,412,040
  Other comprehensive loss
     Unrealized loss on securities,
        Net of reclassification adjustment...                                   (8,948,915)
                                                                              -------------

Comprehensive loss...........................                                $  (5,535,875)
                                                                             ==============
Repurchase of common stock...................
                                               -----------    ------------

BALANCE SEPTEMBER 30, 2000...................  $   20,119     $283,012,967
                                               ==========     ============

Unrealized holding losses arising during
period.......................................                                  (10,590,049)
Add:  reclassification adjustment for losses
     included in net loss....................                                     1,641,134
                                                                               -------------
Net unrealized losses on securities..........                                  $ (8,948,915)
                                                                               =============

                                           Accumulated
                                              Other
                                          Comprehensive        Accumulated    Treasury
                                              Income          Distributions     Stock
                                              (Loss)           and Losses      at Cost          Total

BALANCE
     DECEMBER 31, 1999................... $   (12,422,818)    $(167,921,096) $(29,697,495)   $72,991,677

Comprehensive income
  Net income.............................                         3,412,040                    3,412,040
  Other comprehensive loss
     Unrealized loss on securities,
        Net of reclassification
         adjustment......................      (8,948,915)                                    (8,948,915)

Comprehensive loss.......................

Repurchase of common stock...............                                      (3,150,936)    (3,150,936)
                                            --------------    -------------  -------------    -----------

BALANCE SEPTEMBER 30, 2000............... $   (21,371,733)    $(164,509,056) $(32,848,431)  $ 64,303,866
                                          ================    ============== ==============  ===========

Unrealized holding losses arising
during period............................
Add:  reclassification adjustment
     for losses included in net..........

Net unrealized losses on securities......

                       See notes to financial statements.

STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                             SEPTEMBER 30,            SEPTEMBER 30,
                                                         2000        1999         2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).................................   $2,304,047    $(683,982)   $3,412,040   $(14,945,358)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
    activities:
  Amortization of mortgage premiums and
    discounts, net...............................       (66,142)     485,020      (434,889)     2,215,858
    (Gain) loss on sale of securities............      (371,115)   2,191,446     1,641,134     23,415,673
    (Increase) decrease in accrued interest
      receivable.................................       134,512    2,685,154    (1,303,705)     8,062,783
    Decrease in variation margin on interest
      rate swaps.................................         --           --          425,000         --
    Decrease in margin deposits on repurchase
      agreements ................................         --           --            --         7,117,098
    Decrease (increase) in other assets..........        18,030       66,244    (1,836,705)       (45,451)
    (Decrease) increase in accrued interest
      payable....................................       (17,568)    (114,931)      300,907     (2,138,936)
    Increase (decrease) in accounts payable and
      accrued expenses...........................       168,930      504,909      (390,143)    (1,197,363)
    Increase (decrease) in payable to Manager....        50,210         --          69,251     (1,125,000)
                                                     ----------    ----------   -----------    ------------
      Net cash provided by operating activities..     2,220,904    5,133,860     1,882,890     21,359,304
                                                      ==========   ===========  ===========    ============

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities.........................   (53,274,121)       --     (424,419,633)         --
  Proceeds from sale of securities...............    21,647,051    6,245,873   182,955,851     577,131,882
  (Increase) decrease in receivables for
    securities sold..............................    (9,890,209)  75,368,727    (9,890,209)         (3,512)
  Decrease in payables for securities purchased     (81,110,628)      --            --              --
  Principal payments on securities...............     6,743,043    6,491,188    11,091,124      62,911,590
  Other payables.................................         --          --            --           1,932,774
                                                     ----------    ----------   -----------    ------------
     Net cash (used in) provided by investing
       activities................................  (115,884,864)  88,105,788  (240,262,867)    641,972,734
                                                   =============  ============ ============    ============

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements............   631,106,000  425,974,000 1,042,248,625   3,240,819,246
  Principal payments on repurchase agreements....  (509,992,000)(509,420,610) (805,483,625) (3,849,811,157)
  Payments for repurchase of common stock........        --       (9,958,238)   (3,150,937)    (10,173,282)
  Distributions paid to stockholders.............        --          --             --         (35,607,766)
                                                     ----------    ----------   -----------    ------------
    Net cash provided by (used in) financing
       activities................................  121,114,000   (93,404,848)  233,614,063    (654,772,959)
                                                   ===========   ===========   ===========    ============

 NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS..................................    7,450,040      (165,200)   (4,765,914)      8,559,079

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...    3,849,070    39,117,107    16,065,024      30,392,828
                                                     ----------    ----------   -----------    ------------

CASH AND CASH EQUIVALENTS, END OF
PERIOD........................................... $ 11,299,110  $ 38,951,907  $ 11,299,110   $  38,951,907
                                                  ============  ============= ============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid.................................. $  3,891,577  $  2,111,414  $  6,148,809   $  18,111,328
                                                  ============  ============= ============   ==============
  Noncash financing activities:
    Net change in unrealized gain (loss) on
      available-for-sale securities.............. $  (232,238)  $  1,980,767  $ (8,948,915)  $   6,892,432
                                                  ============  ============= ============   ==============

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

          A summary of the Company's significant accounting policies follows:

           Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and overnight repurchase agreements. The carrying amounts of cash equivalents approximate their value.

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

           Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), requires the Company to classify its Securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Securities until maturity, it may, from time to time, sell any of its Securities as part of its overall management of its balance sheet. Accordingly, this flexibility requires the Company to classify all of its Securities as available-for-sale. All Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity within accumulated other comprehensive income (loss).

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

           Interest Rate Swaps - In 1998, the Company entered into interest rate swap agreements ("swaps") to reduce the mismatch in the maturity and repricing characteristics of its fixed-rate agency pass-through securities and its short-term repurchase obligations used for funding. The objective was to change the interest rate characteristics of the securities from fixed to floating rate. Swaps were designated as hedges of certain of its fixed rate agency pass-through securities. The Company monitored the correlation and effectiveness for swap transactions by ensuring that the notional amount of the swap was less than the principal amount of the assets being hedged, the maturity of the swaps did not exceed the maturity of the assets being hedged and the interest rate index on the asset being hedged correlated with the interest rate index for the paying leg of the swap.

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

2.           AVAILABLE-FOR-SALE INVESTMENTS

          The following tables set forth the fair value of the Company’s Securities, excluding interest-only securities ("IOs") and interest rate caps, as of September 30, 2000 and December 31, 1999:

                                     September 30, 2000

                                Agency Fixed/
                                Floating Rate                       Non-
                                  Mortgage        Mortgage        Mortgage
                                 Securities     Subordinates    Subordinates       Total

Securities, principal amount   $292,520,905     $33,570,410     $6,379,668     $332,470,983
Unamortized discount             (4,629,456)     (8,668,076)      (661,965)     (13,959,497)
Unamortized premium               3,098,656           4,735             --        3,103,391
                                ------------   ------------     ----------     ------------
Amortized cost                  290,990,105      24,907,069      5,717,703      321,614,877
Gross unrealized gains            2,386,228          41,143             --        2,427,371
Gross unrealized losses             (14,358)    (17,561,891)    (2,624,479)     (20,200,728)
                                ------------    -----------   ------------     -------------
Estimated fair value           $293,361,975     $ 7,386,321     $3,093,224     $303,841,520
                                ============    ===========   ============      ===========

          The Company was notified in June 2000 of a default in a $50.0 million mortgage loan in a trust fund of which the Company owns subordinated interests. The assets that are affected by this reduction are subordinated classes of Commercial Mortgage Pass-Through Certificates, Series 1997-D5 that represent beneficial ownership interests in a trust fund created by Asset Securitization Corporation ("ASC"), an affiliate of Nomura Securities International, Inc. at the time of the offering. Thereafter, a representative of Nomura Securities notified a representative of the Company that the recovery on this loan may be negligible. As a result, the Company's management is of the opinion that the ASC securities owned by the Company may have little or no value. Accordingly, management has decided to reduce the carrying value of these assets to $1.00, pending further developments. The amount of the write-down, approximately $9.0 million, is included in "Unrealized holding gain (loss) arising during period" in the accompanying statement of operations. A recovery on this investment may be possible, but management is unable to predict the likelihood of this occurrence.

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

                                 December 31, 1999

                                  Agency
                                  Fixed/
                                 Floating
                                   Rate                            Non-
                                 Mortgage          Mortgage      Mortgage
                                Securities      Subordinates  Subordinates    Total

Securities, principal amount    $67,029,843     $59,760,702     $6,436,914  $133,227,459
Unamortized discount             (1,131,485)    (24,333,991)      (661,965)  (26,127,441)
Unamortized premium                 314,971              --             --       314,971
                                -----------     ------------    ----------- -------------
Amortized cost                   66,213,329      35,426,711      5,774,949   107,414,989
Gross unrealized losses          (1,411,395)    (16,866,092)      (559,880)  (18,837,367)
                                -----------     ------------    ----------- -------------
Estimated fair value            $64,801,934     $18,560,619     $5,215,069   $88,577,622
                                 ===========    ===========     =========== =============

          The fair value of the Company's IOs, all of which are floating rate, as of September 30, 2000 and December 31, 1999 are summarized as follows:

                                             September 30, 2000     December 31, 1999

                                                  Total                   Total

           Securities, notional amount          $43,188,719            $56,322,389
                                               ============           ============
           Amortized cost, after provision
             for impairment                      14,872,545              2,155,466
           Gross unrealized gains                        --              6,414,549
           Gross unrealized losses               (1,648,188)                    --
                                               ------------           ------------
           Estimated fair value                $ 13,224,357           $  8,570,015
                                               ============           ============

           During the nine months ended September 30, 2000, the Company purchased an interest rate cap with a notional amount of $100 million. At September 30, 2000, the Company’s interest rate cap was classified as trading and, therefore, reported at fair value in accordance with SFAS 115. For the three and nine months ended September 30, 2000, the Company recognized market losses of approximately $0.7 million and $1.9 million, respectively, on the interest rate cap.

          The fair value of the Company's interest rate cap as of September 30, 2000 is summarized as follows:

                                             September 30, 2000

                  Amortized cost            $        2,960,000
                  Unrealized losses                 (1,915,162)
                                            ------------------
                  Estimated fair value      $        1,044,838
                                            ==================

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

3.           MORTGAGE LOANS

          The following tables pertain to the Company’s Mortgage Loans as of September 30, 2000 and December 31, 1999 which are carried at their amortized cost:

                                       September 30, 2000     December 31, 1999

Mortgage Loans, principal amount            $2,977,880             $3,653,788
Unamortized discount                                --                     --
Unamortized premium                             81,172                150,844
                                           -----------             ----------
Amortized cost                              $3,059,052             $3,804,632
                                            ==========             ==========

          As of September 30, 2000 and December 31, 1999, the amortized cost of the Mortgage Loans approximated their fair value.

4.            REPURCHASE AGREEMENTS

          The Company has entered into repurchase agreements to finance most of its Investments. The repurchase agreements are collateralized by the market value of the Company's Investments and bear interest rates that generally move in close relation to one-month LIBOR.

          As of September 30, 2000, the Company had outstanding $280.8 million of repurchase agreements with a weighted average borrowing rate of 6.60% and a weighted average remaining maturity of 19 days. At September 30, 2000, Investments actually pledged had an estimated fair value of $292.7 million.

          As of December 31, 1999, the Company had outstanding $44.0 million of repurchase agreements with a weighted average borrowing rate of 5.90% and a weighted average remaining maturity of 12 days. At December 31, 1999, Investments actually pledged had an estimated fair value of $45.4 million.

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

          The Company sold 15,000,000 shares of common stock through a public offering for $225,000,000. Syndication costs of $18,364,795 were deducted from the gross proceeds of the offering.

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

           Dividends/Distributions - The Company did not declare or pay any dividends or distributions during the nine months ended September 30, 2000. The Company declared distributions in cash of $2.00 per share during the year ended December 31, 1999.

           Stock Repurchases - In March 1998, the Board of Directors of the Company approved the repurchase of up to $20 million of the Company’s common stock. In June and November 1998, the Board of Directors increased the amount of common stock authorized to be repurchased to $30 million and $40 million, respectively. Pursuant to the repurchase program, during the nine months ended September 30, 2000, the Company repurchased 825,600 shares of common stock for approximately $3.1 million or a weighted average share price of $3.82 per share (excluding commission) and during the year ended December 31, 1999, the Company repurchased 2,953,700 shares of common stock for approximately $10.0 million or a weighted average share price of $3.50 per share (excluding commission). The Company did not make any stock repurchases during the three months ended September 30, 2000. The repurchased shares have been returned to the Company’s authorized but unissued shares of common stock as treasury shares.

6.           TRANSACTIONS WITH AFFILIATES AND TERMINATION
              OF MANAGEMENT AGREEMENT

           Pursuant to the terms of a Management Agreement (the "LASER Advisers Management Agreement") with the Company, the Former Manager was responsible for the day-to-day operations of the Company and performed (or caused to be performed) such services and activities relating to the assets and operations of the Company as was appropriate, subject to the supervision of the Company’s Board of Directors. For performing these services, the Former Manager received an annual base management fee of 1.00% of Average Stockholders' Equity. The term "Average Stockholders' Equity" for any period meant stockholders' equity, calculated in accordance with GAAP, excluding any mark-to-market adjustments of the investment portfolio.

          The Former Manager also was entitled to receive a quarterly incentive fee in an amount equal to 20% of the Net Income of the Company for the preceding fiscal quarter, in excess of the amount that would produce an annualized Return on Average Stockholders’ Equity for such fiscal quarter equal to the Ten-Year U.S. Treasury Rate plus 1%. The term "Return on Average Stockholders' Equity" is calculated for any quarter by dividing the Company's Net Income for the quarter by its Average Stockholders' Equity for the quarter. For such calculations, the "Net Income" of the Company means the taxable income of the Company within the meaning of the Code, less capital gains and capital appreciation included in taxable income, but before the Former Manager's incentive fees and before deduction of dividends paid. The incentive fee payments to the Former Manager were computed before any income distributions were made to stockholders. As used in calculating the Former Manager's fee, the term "Ten-Year U.S. Treasury Rate" means the arithmetic average of the weekly yield to maturity for actively traded current coupon U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years) published by the Federal Reserve Board during a quarter, or, if such rate is not published by the Federal Reserve Board, published by any Federal Reserve Bank or agency or department of the federal government selected by the Company.

          The Company and the Former Manager terminated the LASER Advisers Management Agreement effective as of February 28, 1999. In connection therewith, the Company agreed to pay to the Former Manager: (a) $416,505, which represented the base management fee payable under the LASER Advisers Management Agreement for the fourth quarter of 1998; (b) $708,495, which the Company and the Former Manager agreed to as the quarterly incentive fee for the fourth quarter of 1998; and (c) $500,000 for services performed under the LASER Advisers Management Agreement for the period January 1, 1999 through February 28, 1999 and for certain transition services with respect to internalizing the advisory function.

          On November 1, 1999, the Company announced that Mariner Mortgage Management, L.L.C. ("Mariner") agreed to serve as the external manager of the Company and be responsible for day-to-day management of the Company"s investments. William J. Michaelcheck, the Chairman of Mariner, was appointed President and Chief Executive Officer of the Company and Charles R. Howe, Chief Financial Officer of Mariner, serves as the Company's Chief Financial Officer. The Company terminated its consulting arrangement with BlackRock Financial Management, Inc. ("BlackRock").

           Under the Company"s management agreement with Mariner (the "Mariner Management Agreement"), Mariner was entitled to receive an (1) annual base management fee payable monthly in cash equal to 0.45% of the aggregate value of the Company’s outstanding equity as of the end of such month and (2) incentive fee payable annually in newly issued stock of the Company. The incentive fee was payable based on the number of shares outstanding on November 1, 2000, multipled by:

•	10% of the difference between the market price of the Company’s common stock (plus any distributions) on November 1, 2000 (or such earlier date when the agreement is terminated) and $3.63 per share (which approximates the average closing price of the Company’s common stock for the fifteen days ended October 29, 1999) up to the equivalent of $4.00 per share;

•	15% of the difference over $4.00 per share up to $4.50 per share; and

•	20% of the difference over $4.50 per share.

          The Mariner Management Agreement had a one-year term, but was terminable by the Company without cause or penalty on 30 days’ notice. Mariner could terminate the agreement in limited circumstances. In addition, Mariner was entitled to receive a minimum fee if the Company adopted a plan of liquidation prior to the expiration of the Mariner Management Agreement.

           Pursuant to the Mariner Management Agreement, the Company incurred base management fees of $50,210 and $176,973 for the three and nine months ended September 30, 2000. At September 30, 2000, base management fees of $112,005 were payable to Mariner. No incentive fee was earned for the three and nine months ended September 30, 2000. At December 31, 1999, base management fees of $42,754 were payable to Mariner under this agreement.

7.            EARNINGS PER SHARE (EPS)

          In February 1997, the FASB issued Statement of Financial Accounting No. 128, Earnings Per Share ("SFAS No. 128") which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the Basic EPS to the numerator and denominator of Basic EPS and Diluted EPS computation. There are no differences between Basic EPS and Diluted EPS for the three and nine months ended September 30, 2000, as shown in the table below.

                       For the Three Months Ended                    For the Nine Months Ended
                           September 30, 2000                           September 30, 2000
                    Loss            Shares      Per-Share        Loss            Shares      Per-Share
                 (Numerator)     (Denominator)    Amount      (Numerator)    (Denominator)     Amount

Basic EPS         $2,304,047     $14,038,983      $0.16        $3,412,040    $14,481,532        $0.24

Diluted EPS       $2,304,047     $14,038,983      $0.16        $3,412,040    $14,481,532        $0.24

          For the three and nine months ended September 30, 2000, the Company had no deferred common stock reserved for issuance.

          For the three and nine months ended September 30, 2000, options to purchase 7,500 shares were outstanding during the period and were anti-dilutive because the strike price ($15.00) was greater than the average daily market price of the Company’s common stock for the period. Therefore, these options were excluded from Diluted EPS.

           There are no differences between Basic EPS and Diluted EPS for the three months and nine months ended September 30, 1999, as shown in the table below.

                      For the Three Months Ended                        For the Nine Months Ended
                          September 30, 1999                               September 30, 1999
                    Loss            Shares     Per-Share            Loss            Shares       Per-Share
                 (Numerator)    (Denominator)   Amount           (Numerator)     (Denominator)    Amount

Basic EPS         $ (683,982)     17,223,109   $ (0.04)        $(14,945,358)      17,601,921    $ (0.85)

Diluted EPS        $(683,982)     17,223,109   $ (0.04)        $(14,945,358)      17,601,921    $ (0.85)

          For the three and nine months ended September 30, 1999, the Company had no deferred common stock reserved for issuance.

          For the three and nine months ended September 30, 1999, options to purchase 72,000 shares were outstanding during the period and were anti-dilutive because the strike price ($15.00) was greater than the average daily market price of the Company’s common stock for the period. Therefore, these options were excluded from Diluted EPS.

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

                                               For the Three Months Ended     For the Nine Months Ended
                                                   September 30, 2000             September 30, 2000

   Net earnings (loss) - as reported                $     2,304,047               $      3,412,040
   Net earnings (loss) - pro forma                  $     2,298,456               $      3,406,449
   (Loss) earnings per share - as reported          $          0.16               $           0.24
   (Loss) earnings per share - pro forma            $          0.16               $           0.24

                                               For the Three Months Ended     For the Nine Months Ended
                                                   September 30, 1999            September 30, 1999

   Net loss - as reported                           $     (683,982)               $   (14,945,358)
   Net loss - pro forma                             $     (684,049)               $   (14,945,425)
   Loss per share - as reported                     $        (0.04)               $         (0.85)
   Loss per share - pro forma                       $        (0.04)               $         (0.85)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the three months and nine months ended September 30, 2000 and 1999: dividend yield of 0%; expected volatility of 22%; risk-free interest rate of 5.82%; and expected lives of ten years.

          The following table summarizes information about stock options outstanding as of September 30, 2000 and 1999:

                                                      Weighted
                                                      Average        Weighted
                         Range of                    Remaining       Average
                         Exercise      Options      Contractual      Exercise
                          Prices     Outstanding    Life (Yrs.)       Price

   September 30, 2000    $  15.00        7,500         7.4           $  15.00
   September 30, 1999    $  15.00       72,000         8.2           $  15.00

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

          Net operating losses ("NOLs") may be carried forward for 20 years. Taxable income (loss) requires an annual calculation; consequently, for the year ended December 31, 2000, taxable income (loss) may be different from net income (loss) as calculated according to GAAP income (loss) as a result of differing treatment of unrealized gains and losses on securities transactions. For the Company’s tax purposes, unrealized gains (losses) will be recognized at the end of the year and will be aggregated with operating gains (losses) to produce total taxable income (loss) for the year. For the year ended December 31, 1999, the NOL was $(60.0) million.

           Taxable income (loss) requires an annual calculation; consequently, for the year ended December 31, 2000, taxable income (loss) may be different from GAAP income (loss) as a result of differing treatment of unrealized gains and losses on securities transactions. For the Company's tax purposes, unrealized gains (losses) will be recognized at the end of the year and will be aggregated with operating gains (losses) to produce total taxable income (loss) for the year.

10.           RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which, as issued, was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 generally requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS No. 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of FASB No. 133 for one year to fiscal years beginning after June 15, 2000. The Company has not yet completed its evaluation of SFAS No. 133, as amended by SFAS No. 138, and therefore, at this time, cannot predict what, if any, effect its adoption will have on the Company's financial condition or results of operations.

11.           SUBSEQUENT EVENTS

          On October 6, 2000, the Company announced that the Board of Directors authorized management to prepare a plan of liquidation and an on-going business plan for the Company. The Board of Directors intends to consider both alternatives within the next few months. The Company also announced the appointment of two new directors, Mark Hobbs and Arthur House, and its acceptance of the resignation of two directors, Frederick Khedouri and Stuart Coleman.

          On October 23, 2000, the Company filed suit in federal court in the Southern District of New York against Asset Securitization Corp., Nomura Asset Capital Corp. and Nomura Securities International Inc. alleging that the defendants defrauded the Company into purchasing over $19.0 million worth of mortgage pass-through certificates by failing to disclose among other things, that one of largest loans in the mortgage pool was seriously troubled. The Company is seeking rescission of the purchase of the mortgage pass-through certificates.

          On November 3, 2000, the Company announced that the management agreement with Mariner was extended for an additional one-year term, with the Company retaining the right to terminate the management agreement on 30 days' notice. A copy of the Amendment to the Management Agreement has been filed on Form 8-K with the SEC. LASER's Board of Directors presently intends to reconsider the issue of the Company's management after a decision has been reached regarding the future direction of the Company.

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

           Mariner, an affiliate of Mariner Investment Group, Inc., manages the Company's day-to-day operations.

          The Company is authorized to acquire the following types of investments:

•	fixed and adjustable rate mortgage pass-through certificates ("Pass-Through Certificates"), which are securities collateralized by pools of Mortgage Loans issued and sold to investors by private, non-governmental issuers ("Privately-Issued Certificates") or by various U.S. government agencies or instrumentalities, such as the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA") (collectively, "Agency Certificates");

•	collateralized mortgage obligations, including regular interests in real estate mortgage investment conduits ("CMOs"), which are fixed and adjustable rate debt obligations collateralized by Mortgage Loans or Pass-Through Certificates;

•	Mortgage Loans;

•	mortgage derivative securities ("Mortgage Derivatives"), including interest-only securities ("IOs") which receive only certain interest payments from a pool of Mortgage Securities or Mortgage Loans;

•	subordinate interests ("Subordinate Interests"), which are classes of Mortgage Securities junior to other classes of Mortgage Securities in the right to receive payments from the underlying Mortgage Loans; and

•	other fixed-income securities in an amount not to exceed 5% of total assets.

          The Company maintained a portfolio at its peak of approximately $3.8 billion of Mortgage Assets in June 1998. From June 1998 through March 2000, the Company delevered its portfolio by selling certain securities and repaying borrowings in an attempt to reduce the portfolio's susceptibility to basis and interest rate risk and to create additional liquidity. In November 1999, the Company announced that its Board of Directors authorized management to conduct a competitive sale of its less liquid portfolio assets as part of its ongoing program to reduce the volatility of the Company's assets. As of September 30, 2000, the Company had approximately $3.0 million of these assets remaining to be sold. During the three months ended September 30, 2000, the Company relevered its portfolio of Agency Securities in an effort to increase its return on equity without taking a substantial credit and interest rate risk. To increase its portfolio of Agency Certificates, the Company increased it borrowings.

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

Recent Developments

        On October 6, 2000, the Company announced that the Board of Directors authorized management to prepare a plan of liquidation and an on-going business plan for the Company. The Board of Directors intends to consider both alternatives within the next few months. The Company also announced the appointment of two new directors, Mark Hobbs and Arthur House, and its acceptance of the resignation of two directors, Frederick Khedouri and Stuart Coleman.

        On October 23, 2000, the Company filed suit in federal court in the Southern District of New York against Asset Securitization Corp., Nomura Asset Capital Corp. and Nomura Securities International Inc. alleging that the defendants defrauded the Company into purchasing over $19.0 million worth of mortgage pass-through certificates by failing to disclose among other things, that one of largest loans in the mortgage pool was seriously troubled. The Company is seeking rescission of the purchase of the mortgage pass-through certificates.

        On November 3, 2000, the Company announced that the management agreement with Mariner was extended for an additional one-year term, with the Company retaining the right to terminate the management agreement on 30 days' notice. A copy of the Amendment to the Management Agreement has been filed on Form 8-K with the SEC. LASER's Board of Directors presently intends to reconsider the issue of the Company's management after a decision has been reached regarding the future direction of the Company.

Results of Operations for the Three and Nine Months Ended September 30, 2000
Compared to the Three and Nine Months Ended September 30, 1999

Net Income (Loss) Summary

          For the three months ended September 30, 2000, the Company had net income of $2.3 million, or $0.16 per weighted average share, compared to a net loss of $(0.7) million, or $(0.04) per weighted average share for the three months ended September 30, 1999. The weighted average number of shares of common stock outstanding for the three months ended September 30, 2000 and 1999 was 14,038,983 and 17,223,109, respectively. No dividends were declared during the three months ended September 30, 2000 and 1999. Return on average equity was 3.68% and (0.83%) on an unannualized basis for the three months ended September 30, 2000 and 1999, respectively.

          For the nine months ended September 30, 2000, the Company had net income of $3.4 million, or $0.24 per weighted average share, compared to a net loss of $(14.9) million, or $(0.85) per weighted average share for the nine months ended September 30, 1999. The weighted average number of shares of common stock outstanding for the nine months ended September 30, 2000 and 1999 was 14,481,532 and 17,601,921, respectively. No dividends were declared during the nine months ended September 30, 2000. Distributions declared per share were $2.00, and $35.6 million in total, for the nine months ended September 30, 1999. Return on average equity was (4.67%) and (15.75%) on an unannualized basis for the nine months ended September 30, 2000 and 1999, respectively.

          The realized gains (losses) during the three months ended September 30, 2000, were approximately $0.4 million, or $0.03 per weighted average share, compared to a loss of approximately $(2.2) million, or $(0.13) per weighted average share for the three months ended September 30, 1999. Excluding realized gains and losses, the Company's income for the three months ended September 30, 2000 was approximately $1.9 million, or $0.14 per weighted average share, compared to approximately $1.5 million, or $0.09 per weighted average share, for the three months ended September 30, 1999. The realized losses during the nine months ended September 30, 2000 were approximately $(1.6) million, or $(0.11) per weighted average share, compared to losses of approximately $(23.4) million, or $(1.33) per weighted average share, for the nine months ended September 30, 1999. Excluding realized gains and losses, the Company's income for the nine months ended September 30, 2000 was approximately $5.0 million, or $0.35 per weighted average share, compared to approximately $8.5 million, or $0.48 per weighted average share for the nine months ended September 30, 1999.

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

          NOLs may be carried forward for 20 years. Taxable income (loss) requires an annual calculation; consequently, for the year ended December 31, 2000, taxable income (loss) may be different from net income (loss) as calculated according to GAAP income (loss) as a result of differing treatment of unrealized gains and losses on securities transactions. For the Company's tax purposes, unrealized gains (losses) will be recognized at the end of the year and will be aggregated with operating gains (losses) to produce total taxable income (loss) for the year. As of December 31, 1999, the NOL carry forward is estimated at approximately $(112.5) million. The Company believes that during 1999 it experienced an "ownership change" within the meaning of Section 382 of the Code. Consequently, its use of NOL's generated before ownership change to reduce taxable income after the ownership change will be subject to limitations under Section 382.

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

           Taxable income and GAAP income (loss) could also differ for other reasons. For example, the Company may take credit provisions which would affect GAAP income whereas only actual credit losses are deducted in calculating taxable income. In addition, general and administrative expenses may differ due to differing treatment of leasehold amortization, certain stock option expenses and other items. For the nine months ended September 30, 2000, the Company took a $9.0 million credit provision on a mortgage security. See "Credit Considerations." For the nine months ended September 30, 1999, the Company did not take any credit provisions.

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

Interest Income and Average Earning Asset Yield

          The Company had average earning assets of $325 million and $219 million for the three and nine months ended September 30, 2000, respectively, compared to average earning assets of $210 million and $477 million for the three and nine months ended September 30, 1999, respectively. The table below shows, for the three and nine months ended September 30, 2000 and 1999, the Company's average balance of cash equivalents, loans and securities, the yields earned on each type of earning asset, the yield on average earning assets and interest income.

                                               AVERAGE EARNING ASSET YIELD
                                                  (dollars in thousands)

                                                                                         Yield
                                                                             Yield on      on
                                          Average                Yield on     Average    Average
                             Average     Amortized    Average    Average     Amortized  Interest
                              Cash       Cost of     Earnings     Cash        Cost of    Earning Interest
                            Equivalents  Securities    Assets   Equivalents  Securities  Assets   Income

For the three months
 ended September 30, 2000     $7,402    $318,293     $325,695     6.38%        7.55%     7.52%   $6,126
For the three months
 ended September 30, 1999    $44,205    $166,034     $210,239     5.27%        9.08%     8.28%   $4,449

For the nine months
 ended September 30, 2000    $25,954    $193,419     $219,372     6.07%        7.80%     7.52%  $12,428
For the nine months
 ended September 30, 1999    $40,603    $436,042     $476,645     5.06%        7.89%     7.65%  $27,634

Interest Expense and the Cost of Funds

          For the three months ended September 30, 2000 and 1999, the Company had average borrowed funds of $247 million and $148 million, respectively, and total interest expense of $3.9 million and $2 million, respectively, with an average cost of funds of 6.11% and 5.27%, respectively. For the nine months ended September 30, 2000 and 1999, the Company had average borrowed funds of $134 million and $384 million, respectively, and total interest expense of $6 million and $16 million, respectively, with an average cost of funds of 5.97% and 5.48%, respectively. The Company believes that its largest expense is usually the cost of borrowed funds. Interest expense is calculated in the same manner for tax and GAAP purposes.

          The Company expects that changes in the Company’s cost of funds will closely correlate with changes in one-month LIBOR, although the Company may choose to extend the maturity of its liabilities at any time, subject to the lender’s consent. The Company’s average cost of funds was 0.51% less than one-month LIBOR for the three months ended September 30, 2000 compared to 0.01% less than one-month LIBOR for the three months ended September 30, 1999 and was 0.36% less than one-month LIBOR for the nine months ended September 30, 2000 compared to 0.41% above one-month LIBOR for the nine months ended September 30, 1999. The Company generally has structured its borrowings to adjust with one-month LIBOR. During the three months ended September 30, 2000, average one-month LIBOR, which was 6.33%, was 0.34% lower than average six month LIBOR, which was 6.67%. During the three months ended September 30, 1999, average one-month LIBOR, which was 5.28%, was 0.52% lower than average six month LIBOR, which was 5.80%.

          The table below shows, for the three and nine months ended September 30, 2000 and 1999, the Company’s average borrowed funds and average cost of funds compared to average one and six-month LIBOR.

                                                                   AVERAGE COST OF FUNDS
                                                                  (dollars in thousands)

                                                                         Average     Average     Average
                                                                       One-Month     Cost of     Cost of
                                                                         LIBOR        Funds       Funds
                                                                       Relative to   Relative   Relative to
                   Average            Average    Average    Average     Average    to Average    Average
                  Borrowed  Interest  Cost of   One-Month   Six-Month  Six-Month    One-Month   Six-Month
                    Funds    Expense   Funds     LIBOR       LIBOR      LIBOR        LIBOR       LIBOR

For the three
 months ended
 September 30,
  2000            $247,918  $ 3,874    6.11%      6.62%     6.84%      (0.22)%      (0.51)%       (0.73)%
For the three
 months ended
 September 30,
 1999             $148,273  $ 1,996    5.27%      5.28%     5.80%      (0.52)%      (0.01)%       (0.53)%

For the nine
 months ended
 September 30,
 2000             $134,310  $ 6,208    5.97%      6.33%     6.67%      (0.34)%      (0.36)%       (0.69)%
For the nine
 months ended
 September 30,
 1999             $384,259  $15,972    5.48%      5.07%     5.35%      (0.28)%        0.41%         0.13%

Interest Rate Swaps

          During the nine months ended September 30, 2000, the Company purchased an interest rate cap with a notional amount of $100 million. At September 30, 2000, the Company’s interest rate cap was classified as trading and, therefore reported at fair value. For the three months ended September 30, 2000, the Company recognized market losses of $1.9 million on the interest rate cap.

          The Company did not enter into any swaps during the three and nine months ended September 30, 2000 and 1999.

Net Interest Income

          Net interest income, which equals interest income less interest expense, totaled $2.3 million for the three months ended September 30, 2000 compared to $2.5 million for the three months ended September 30, 1999. Net interest income totaled $6.0 million for the nine months ended September 30, 2000 compared to $11.7 million for the nine months ended September 30, 1999. Net interest rate spread, which equals the yield on the Company’s interest earning assets (excluding cash) less the average cost of funds for the period was 1.41% and 1.55% for the three and nine months ended September 30, 2000, respectively, compared to 3.04% and 2.20% for the three and nine months ended September 30, 1999, respectively.

          The table below shows interest income by earning asset type, average earning assets by type, total interest income, interest expense, average repurchase agreements, average cost of funds, and net interest income for the three and nine months ended September 30, 2000 and 1999.

                               NET INTEREST INCOME
                             (dollars in thousands)

                       Average                                    Interest         Net
                      Amortized     Interest       Average         Income        Income on       Total
                      Cost of       Income on        Cash          on Cash      Contractual     Interest
                     Securities    Investments    Equivalents    Equivalents    Commitments      Income

For the three
 months ended
 September 30,
 2000                 $318,293        $6,005        $7,402           $121           $--          $6,126
For the three
 months ended
 September 30,
 1999                 $166,034        $3,854       $44,205           $595           $--          $4,449
For the nine
 months ended
 September 30,
 2000                 $193,419       $11,251       $25,954         $1,174           $--         $12,428
For the nine
 months ended
 September 30,
 1999                 $436,042       $26,075       $40,603         $1,559           $--         $27,634

                    Yield on
                    Average        Average
                    Interest     Balance of                    Average        Net
                    Earning      Repurchase      Interest      Cost of      Interest
                     Assets      Agreements      Expense        Funds        Income

For the three
 months ended
 September 30,
 2000                7.52%         $247,918       $3,874        6.11%        $2,252
For the three
 months ended
 September 30,
 1999                8.28%         $148,273       $1,996        5.27%        $2,453
For the nine
 months ended
 September 30,
 2000                7.52%         $134,310       $6,208        5.97%        $5,978
For the nine
 months ended
 September 30,
 1999                7.65%         $384,259       $15,972       5.48%       $11,662

Credit Considerations

          The Company was notified in June 2000 of a default in a $50,000,000 mortgage loan in a trust fund of which the Company owns subordinated interests. The assets that are affected by this reduction are subordinated classes of Commercial Mortgage Pass-Through Certificates, Series 1997-D5 that represent beneficial ownership interests in a trust fund created by Asset Securitization Corporation ("ASC"), an affiliate of Nomura Securities International, Inc. at the time of the offering. Thereafter, a representative of Nomura Securities notified a representative of the Company that the recovery on this loan may be negligible. As a result, the Company's management is of the opinion that the ASC securities owned by the Company may have little or no value. Accordingly, management has decided to reduce the carrying value of these assets to $1.00, pending further developments. The amount of the write-down, $9,049,309, is included in Unrealized holding gain (loss) arising during period in the accompanying statement of operations. A recovery on this investment may be possible, but management is unable to predict the likelihood of this occurrence. See "Recent Developments."

          At September 30, 2000 and December 31, 1999, the Company had limited its exposure to credit losses on its portfolio by holding 92%, and 64%, respectively, of its investments in Agency Certificates.

General and Administrative Expenses

           General and administrative expenses ("operating expense" or "G&A expense") were $319,000 and $925,000 for the three and nine months ended September 30, 2000, respectively. G&A expenses were $945,000 and $3.2 million for the three and nine months ended September 30, 1999, respectively, consisting of fees paid to BlackRock Financial Management, Inc. of $375,000 and $1.13 million, salary expenses of $150,000 and $350,000 and fees paid to the Former Manager of $0 and $500,000 and professional and other miscellaneous fees. There were no differences in the calculation of G&A expense for taxable and GAAP income purposes. The "Efficiency Ratio" is the G&A expense divided by the net interest income.

                               G&A EXPENSE RATIOS
                             (dollars in thousands)
                                                         Total        Total
                                                         G&A          G&A
                                                         Expense/     Expenses/
                 Manage-               Other    Total    Average      Average       Efficiency
                  ment     Consulting   G&A      G&A     Assets       Equity        Ratio
                  Fee         Fee     Expense  Expense  (Annualized) (Annualized) (Annualized)

For the three
 months ended
 September 30,
 2000             $50       $--       $269      $319     0.39%         2.04%         18.89%
For the three
 months ended
 Septempber 30,
 1999             $--       $375      $570      $945     1.50%         4.50%         38.54%

For the nine
 months ended
 September 30,
 2000             $177      $--       $748      $925     0.56%          1.69%        15.47%
For the nine
 months ended
 September 30,
 1999             $500    $1,125    $1,475    $3,191     0.81%          4.43%        27.37%

Net Income (Loss) and Return on Average Equity

          Net income was $2.3 million and $3.4 million for the three and nine months ended September 30, 2000, respectively, compared to net losses of $(0.68) million and $(14.95) million for the three and nine months ended September 30, 1999, respectively. Return on average equity, on an unannualized basis, for the three and nine months ended September 30, 2000 was 3.68% and 4.67%, respectively, compared to (0.83)% and (15.75)% for the three and nine months ended September 30, 1999, respectively.

          The table below shows, on an unannualized basis, for the three and nine months ended September 30, 2000 and 1999 the Company's net interest income, gain (loss) on sale of securities and G&A expense each as a percentage of average equity, and the return on average equity.

                     COMPONENTS OF RETURN ON AVERAGE EQUITY

                                             Gain (Loss)
                               Net Interest   on Sale of     Impairment
                                 Income/      Securities/     Loss on                         Return on
                                 Average       Average      Interest-Only    G&A Expense/      Average
                                  Equity       Equity         Securities     Average Equity    Equity

For the three months ended
 September 30, 2000                3.59%        0.59%            --             0.51%           3.68%
For the three months ended
 September 30, 1999                2.98%       (2.66)%           --             1.15%          (0.83)%

For the nine months ended
 September 30, 2000                8.18%       (2.25)%           --             1.27%           4.67%
For the nine months ended
 September 30, 1999               12.29%      (24.67)%           --             3.36%         (15.75)%

Distributions and Taxable Income

          The Company has elected to be taxed as a REIT under the Code. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of securities. For the three and nine months ended September 30, 2000 and 1999, the Company estimated that it had no taxable income. For the three and nine months ended September 30, 2000, the Company did not pay any dividends or distributions. For the three months ended September 30, 1999, the Company did not pay any dividends or distributions. For the nine months ended September 30, 1999, the Company made distributions totaling $35.6 million.

Financial Condition

           Investments

          As of September 30, 2000 and December 31, 1999 the Company's portfolio consisted of:

                                Dollar Amount                          Dollar Amount
Securities                      (in millions)          Percentage      (in millions)       Percentage
----------                      -------------          ----------      --------------      ----------
                                     As of September 30, 2000              As of December 31, 1999
                                     ------------------------              -----------------------
Agency Certificates........          $294                  92%              $65                 64%
Subordinate Interests......             7                   2%               19                 19%
IOs........................            13                   4%                8                  8%
Caps.......................             1                   --               --                  --
Mortgage Loans.............             3                   1%                4                  4%
Other fixed-income assets..             3                   1%                5                  5%
                                   ------------------------------------------------------------------
   Total...................          $321                 100%             $101                100%
                                    ======             ========        ===========        ===========

----------------
(1)  Included no emerging market securities.

          In an effort to increase its return on equity without taking what Mariner considered to be a substantial credit and interest rate risk, the Company increased its portfolio of Mortgage Assets during the nine months ended September 30, 2000, by relevering its portfolio of Agency Certificates. To increase its portfolio of Agency Certificates, the Company increased its borrowings.

          Discount balances are accreted as an increase in interest income over the life of discount investments and premium balances are amortized as a decrease in interest income over the life of premium investments. At September 30, 2000 and December 31, 1999, the Company had on its balance sheet (excluding IOs) $14 million and $26 million, respectively, total unamortized discount (which is the difference between the remaining principal value and the current historical amortized cost of investments acquired at a price below principal value) and $3 million and $0.9 million, respectively, unamortized premium (which is the difference between the remaining principal amount and the current historical amortized cost of investments acquired at a price above principal value). The Company also had $28.3 million unamortized discount on IOs at September 30, 2000 compared to $54.2 million unamortized discount at December 31, 1999.

          Mortgage principal repayments received were $11 million for the nine months ended September 30, 2000. Given the Company’s current portfolio composition, if mortgage principal repayment rates increase over the life of the Mortgage Securities comprising the current portfolio, all other factors being equal, the Company’s net interest income should decrease during the life of such Mortgage Securities as the Company will be required to amortize its net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates decrease over the life of such Mortgage Securities, all other factors being equal, the Company’s net interest income should increase during the life of such Mortgage Securities as the Company will amortize its net premium balance over a longer time.

          The tables below summarize the Company's investments at September 30, 2000 and December 31, 1999.

                                      SECURITIES (EXCLUDING IOs)
                                        (dollars in thousands)

                                                             Amortized                 Estimated    Weighted
                                                              Cost to                 Fair Value    Average
                      Principal      Net       Amortized     Principal    Estimated   to Principal   Life
                       Amount      Discount       Cost        Amount      Fair Value    Amount      (Years)

September 30, 2000     $332,471   $(10,856)     $321,615        96.73%     $303,842      91.39%       4.8
December 31, 1999      $133,227   $(25,822)     $107,415        80.63%      $88,578      66.48%       7.1

                                                                                            MORTGAGE LOANS
                                                                                        (dollars in thousands)

                                                             Amortized                 Estimated    Weighted
                                                              Cost to                 Fair Value    Average
                      Principal      Net       Amortized     Principal    Estimated   to Principal   Life
                       Amount      Discount       Cost        Amount      Fair Value    Amount      (Years)

September 30, 2000     $2,978         $81       $3,059       102.72%       $3,059       102.72%       1.0
December 31, 1999      $3,653        $151       $3,804       104.13%       $3,804       103.27%       1.0

          At September 30, 2000, the Company had borrowing outstanding from three lenders compared to two lenders at December 31, 1999. Such borrowings are generally short-term (less than 30-day terms) and may not be renewed by the lender at its discretion.

                                 IO SECURITIES
                             (dollars in thousands)

                                                            Amortized                 Estimated   Weighted
                                    Net                      Cost to                 Fair Value    Average
                     Notional     Premium     Amortized     Notional     Estimated   to Notional    Life
                      Amount     (Discount)    Cost          Amount      Fair Value    Amount      (Years)

September 30, 2000    $ 43,189    $(28,316)     $14,872      34.43%      $13,224       30.62%        9.0
December 31, 1999     $ 56,322    $(54,167)    $  2,155       3.83%       $8,570       15.21%        7.1

        The table below shows unrealized gains and losses on the securities in the Company’s portfolio at September 30, 2000 and December 31, 1999.

                                                                        UNREALIZED GAINS AND LOSSES
                                                                         (dollars in thousands)

                                                                At September 30, 2000    At December 31, 1999

Unrealized Gain                                                          $2,427                $6,414
Unrealized Loss                                                         (23,764)              (18,837)
Net Unrealized Loss                                                     (21,337)              (12,423)
Net Unrealized Loss as % of  Investments
  Principal/Notional Amount                                               (5.64)%               (6.43)%
Net Unrealized Loss as % of Investments Amortized Cost                    (6.29)%              (10.96)%

          The following table sets forth a schedule of Pass-Through Certificates and Mortgage Loans owned by the Company at September 30, 2000 and December 31, 1999 classified by issuer and by ratings categories.

    PASS-THROUGH CERTIFICATES AND MORTGAGE LOANS BY ISSUER AND CREDIT RATING
                             (dollars in thousands)

                                 At September 30, 2000                 At December 31, 1999
                                   Carrying Value       Portfolio Mix    Carrying Value      Portfolio Mix
Agency Certificates.............   $     293,521             92%         $   64,801               64%
Privately Issued Certificates:
A Rating........................           7,386              2%                 --               --
BBB/Baa Rating..................              --             --              23,776                23%
BB/Ba Rating and Other..........           3,093              1%              8,570                8%
IOs.............................          13,224              4%                 --               --
Caps............................           1,045             --                  --               --
Mortgage Loans..................           3,059              1%              3,804                5%
                                      ----------          -------         ---------            -------
   Total                              $  321,328            100%          $ 100,951              100%
                                      ==========          =======         =========            =======

          The following tables set forth information about the Company’s portfolio of Subordinate Interests, IOs, and other fixed-income assets as of September 30, 2000 and December 31, 1999.

                              SUBORDINATE INTERESTS
                             (dollars in thousands)

                                    Market Value at
                                    ---------------

   Description       September 30, 2000       December 31, 1999
   -----------       ------------------       -----------------
   Commercial        $7,386                   $18,561

                                  IO SECURITIES
                             (dollars in thousands)

                                     Market Value at

   Description          Coupon        September 30, 2000     December 31, 1999
   -----------          ------        ------------------     -----------------
   Residential          Floating      $13,224                $8,570

                            OTHER FIXED-INCOME ASSETS
                             (dollars in thousands)

                                       Market Value at
                                       ---------------

                  Description       September 30, 2000     December 31, 1999
                  -----------       ------------------     -----------------
                  CBO/CLO           $3,093                 $5,215

Borrowings

          To date, the Company’s debt has consisted entirely of borrowings collateralized by a pledge of the Company’s investments. These borrowings appear on the balance sheet as repurchase agreements. Substantially all of the Company’s investments are currently accepted as collateral for such borrowings. The Company has not established, and currently does not intend to establish, permanent lines of credit. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company’s financing objectives. At September 30, 2000, the Company had borrowings outstanding from three lenders, compared to two lenders at December 31, 1999. Such borrowings are generally short-term (less than 30-day terms) and may not be renewed by the lender at its discretion. Certain lenders have reduced the funds made available to the Company for pledges of certain less liquid securities.

          For the nine months ended September 30, 2000, the term to maturity of the Company’s borrowings has ranged from one to 30 days, with a weighted average remaining maturity of 19 days at September 30, 2000. At September 30, 2000, the Company had outstanding $280.8 million of repurchase agreements. At September 30, 2000, the weighted average cost of funds for all of the Company’s borrowings was 6.61% and investments actually pledged had an estimated fair value of $292.8 million.

          On March 29, 1999, to improve its liquidity, the Company terminated a repurchase agreement with a broker-dealer with respect to $500 million of the Company's Agency Certificates and recognized a loss of approximately $(8.5) million.

          For the year ended December 31, 1999, the term to maturity of the Company’s borrowings has ranged from one day to five years, with a weighted average remaining maturity of 15 days at December 31, 1999. At December 31, 1999, the Company had outstanding $44 million of repurchase agreements. At December 31, 1999, the weighted average cost of funds for all of the Company’s borrowings was 5.90% and investments actually pledged had an estimated fair value of $45.4 million.

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

          The availability of financing for the Company's portfolio has been stable during the first three quarters of 2000.

          In November 1999, the Board of Directors increased the amount of Common Stock authorized to be repurchased under the Company’s stock repurchase program to $40 million. Pursuant to the repurchase program, for the three months ended September 30, 2000, the Company did not repurchase any shares of Common Stock and for the nine months ended September 30, 2000, the Company repurchased 825,600 shares of Common Stock for approximately $3.1 million. Such shares were purchased at a weighted average price per share of $3.82. For the year ended December 31, 1999, the Company used the proceeds of sales of, and payments from, its portfolio securities to repurchase 2,953,700 shares of Common Stock for approximately $10.3 million in open market transactions. Such purchases were made at a weighted average price per share of $3.50 (excluding commission costs). The repurchased shares have been returned to the Company’s authorized but unissued shares of Common Stock as treasury shares.

Stockholders’ Equity

          The Company uses "available-for-sale" treatment for its securities; these assets are carried on the balance sheet at estimated market value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company’s equity base at September 30, 2000 was $64.3 million, or $4.58 per share, compared to $73.6 million, or $4.91 per share, at December 31, 1999. If the Company had used historical amortized cost accounting, the Company’s equity base at September 30, 2000 would have been $85.64 million, or $6.10 per share compared to $85.4 million, or $5.75 per share, at December 31, 1999.

          With the Company’s "available-for-sale" accounting treatment, unrealized fluctuations in market values of assets do not impact GAAP net income or taxable income but rather are reflected on the balance sheet by changing the carrying value of the assets and reflecting the change in stockholders’ equity under "Accumulated other comprehensive income (loss)" and in the statement of operations under "Other comprehensive (loss) income." By accounting for its assets in this manner, the Company hopes to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

          As a result of this mark-to-market accounting treatment, the book value and book value per share of the Company are likely to fluctuate far more than if the Company used historical amortized cost accounting. As a result, comparison with companies that use historical cost accounting for some or all of their balance sheet may be misleading.

           Unrealized changes in the estimated net market value of securities have one direct effect on the Company’s potential earnings and dividends: positive mark-to-market changes will increase the Company’s equity base and allow the Company to increase its borrowing capacity while negative changes in the net market value of the Company’s securities might impair the Company’s liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Accumulated other comprehensive income (loss)" was $(21.4) million, or (6.29)% of the amortized cost of securities at September 30, 2000 and $(12.4) million, or (12.31)% of the amortized cost of securities at December 31, 1999.

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

          The table below shows the Company’s equity capital base as reported and on a historical amortized cost basis at September 30, 2000 and at December 31, 1999. The historical cost equity basis is influenced by issuances of Common Stock, the level of GAAP earnings as compared to dividends declared, and other factors. The GAAP reported equity base is influenced by these factors plus changes in the "Accumulated Other Comprehensive Income (Loss)" account.

                                       STOCKHOLDERS' EQUITY
                          (dollars in thousands, except per share data)

                                                 Net Unrealized      GAAP       Historical      GAAP
                                    Historical      Losses on      Reported     Amortized     Reported
                                    Amortized        Assets         Equity         Cost        Equity
                                   Cost Equity      Available        Base         Equity     (Book Value
                                       Base          for Sale    (Book Value)   Per Share    Per Share)

At September 30, 2000                 $ 85,640       $(21,337)       $64,304        $6.10         $4.58
At December 31, 1999                  $ 85,416       $(12,423)      $ 72,993        $5.75         $4.91

Capital and Leverage Strategies

          The Company’s operations are leveraged approximately 5.4 to 1 at September 30, 2000 compared to 1.6 to 1 at December 31, 1999. At September 30, 2000, the Company’s equity-to-assets ratio was 18.56%, and has ranged from a high of approximately 65% to a low of approximately 15% during the past nine months. Initially, the Company financed its acquisition of Mortgage Assets through proceeds of its initial public offering and several concurrent private placements, and currently finances any acquisitions primarily by borrowing against or "leveraging" its existing portfolio and using the proceeds to acquire additional Mortgage Assets. The Company’s target for its equity-to-assets ratio depends on market conditions and other relevant factors.

          During the three and nine months ended September 30, 2000, the Company, in an effort to increase its return on equity without taking what Mariner considered to be a substantial credit and interest rate risk, relevered it portfolio of Agency Certificates. To increase its portfolio of Agency Certificates, the Company increased it borrowings.

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

Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which, as issued, was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 generally requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS No. 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of FASB No. 133 for one year to fiscal years beginning after June 15, 2000. The Company has not yet completed its evaluation of SFAS No. 133, as amended by SFAS No. 138, and therefore, at this time, cannot predict what, if any, effect its adoption will have on the Company’s financial condition or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

           Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of interest rates can affect the Company’s net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities, by affecting the spread between the Company’s interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, the value of the Company’s Mortgage Securities and its ability to realize gains from the sale of such assets.

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

          The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as interest-earning assets net of interest-bearing liabilities. All changes in income and value are measured as percentage changes from the projected net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2000 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

Change in Interest Rate                  Net Portfolio Value
-----------------------                  -------------------
- 200 Basis Points                       0.5%
- 100 Basis Points                       1.0%
Base Interest Rate                        --
+ 100 Basis Points                       (1.5)%
+ 200 Basis Points                       (3.5)%

Asset and Liability Management

           Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. The Company’s objective is to attempt to control risks associated with interest rate movements. Methods for evaluating interest rate risk include an analysis of the Company’s interest rate sensitivity "gap," which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

          The following table sets forth the estimated maturity or repricing of the Company’s interest-earning assets and interest-bearing liabilities at September 30, 2000. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) floating-rate securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and (ii) fixed-rate Mortgage Assets reflect estimated prepayments, which were estimated based on analyses of broker estimates. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company’s assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                         September 30, 2000
                                                                    More than 1
                                            Within 3    4 to 12      Year to 3      3 Years
                                             Months      Months        Years        and Over    Total
                                            --------    --------    ------------    --------    ------
                                                        (dollars in thousands)
Rate-Sensitive Assets:
Mortgage Assets...........................       $0       $3,093      $60,204       $257,873   $321,170

Rate-Sensitive Liabilities:
Repurchase agreements..................... (280,783)          --           --            --    (280,783)

Interest rate sensitivity gap............. (280,783)       3,093       60,204        257,873     40,387

Cumulative interest rate sensitivity gap..              (277,690)    (217,486)        40,387

Cumulative interest rate sensitivity
 gap as a percentage of total
 rate-sensitive assets....................     (87)%        (86)%         (67)%          13%

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

          On October 23, 2000, the Company filed suit in federal court in the Southern District of New York against Asset Securitization Corp., Nomura Asset Capital Corp. and Nomura Securities International Inc. alleging that the defendants defrauded the Company into purchasing over $19.0 million worth of mortgage pass-through certificates by failing to disclose among other things, that one of the largest loans in the mortgage pool was seriously troubled. The Company is seeking rescission of the purchase of the mortgage pass-through certificates.

Item 2.  Changes in Securities and Use of Proceeds

          Not applicable.

Item 3.  Defaults Upon Senior Securities

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.  Other Information

          On October 6, 2000 the Company filed a Current Report on Form 8-K regarding a press release issued by the Company announcing that the Company’s Board of Directors authorized management to prepare a plan of liquidation and an on-going business plan for the Company. The Company also announced the appointment of two new directors, Mark Hobbs and Arthur House, and its acceptance of the resignation of two directors, Frederick Khedouri and Stuart Coleman.

          On November 3, 2000 the Company filed a Current Report on Form 8-K regarding a press release issued by the Company announcing that the Company had extended the management agreement with Mariner for an additional one-year term, with the Company retaining the right to terminate the management agreement on 30 days' notice. A copy of the Amendment to the Management Agreement has been filed on Form 8-K with the SEC. LASER's Board of Directors presently intends to reconsider the issue of the Company's management after a decision has been reached regarding the future direction of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

           Exhibit 27.1 - Financial Data Schedule

(b) Reports

          On October 6, 2000 the Company filed a Current Report on Form 8-K pursuant to Item 5 relating to certain announcements by the Company.

          On November 3, 2000 the Company filed a Current Report on Form 8-K pursuant to Item 5 relating to the extension of the management agreement with Mariner Mortgage Management, L.L.C.

SIGNATURES

           Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASER MORTGAGE MANAGEMENT, INC.

Dated: November 14, 2000	By: /s/ William J. Michaelcheck (principal executive officer) (authorized officer of registrant)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-35673))

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-35673))

27.1*	Summary Financial Data

* Filed herewith.