Form 10-K
period 2000-12-31
LASER MORTGAGE MANAGEMENT INC
filed 2001-04-02
CIK 1046099

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 1-13563

_________________

LASER MORTGAGE MANAGEMENT, INC.
(Exact name of the Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	22-3535916 (I.R.S. Employer Identification No.)

(Address of principal executive offices) (Zip Code)
c\o Mariner Mortgage Management, L.L.C.
65 East 55th Street, New York, New York 10022

Registrant's telephone number, including area code: (212) 758-2024

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, $.001 par value	Name of each exchange on which registered: New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

          At March 1, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $55,150,581, based upon the closing sale price of the Common Stock on the New York Stock Exchange on that date. At March 1, 2001, the Registrant had outstanding 14,038,983 shares of Common Stock.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement issued in connection with the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

LASER Mortgage Management, Inc.

TABLE OF CONTENTS

PART I

Item 1. Item 2. Item 3. Item 4.	Business Properties Legal Proceedings Submission of Matters to a Vote of Security Holders	1 17 17 17

PART II

Item 5. Item 6. Item 7. Item 7A. Item 8. Item 9.	Market for Registrant's Common Equity and Related Stockholder Matters Selected Financial Data Management's Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures About Market Risk Financial Statements and Supplementary Data Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	18 19 20 37 38 38

PART III

Item 10. Item 11. Item 12. Item 13.	Directors and Executive Officers of the Registrant Executive Compensation Security Ownership of Certain Beneficial Owners and Management Certain Relationships and Related Transactions	38 39 39 39

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	39

Financial Statements	F-1

PART I

Item 1.   Business.

           Reference is made to the Glossary commencing on page 40 of this report for definitions of terms used in the following description of the Company's business and elsewhere in this report.

General

          LASER Mortgage Management, Inc. (the “Company”), a Maryland corporation, is a specialty finance company, organized in September 1997, that invests primarily in mortgage-backed securities and mortgage loans. The mortgage-backed securities include mortgage pass-through certificates, collateralized mortgage obligations, other securities representing interests in, or obligations backed by, pools of mortgage loans and mortgage derivative securities (collectively, the “Mortgage Securities”). The mortgage loans are secured by first or second liens on single-family residential, multi-family residential, commercial or other real property (the “Mortgage Loans” and, together with the Mortgage Securities, the “Mortgage Assets”). See “—Description of Assets.” Mariner Mortgage Management, L.L.C. (“Mariner”), an affiliate of Mariner Investment Group, Inc., manages the Company’s day-to-day operations.

          The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 1997, and such election has not been revoked. The Company has qualified as a REIT for the taxable years since its inception, and generally will not be subject to federal income tax provided that it distributes its income to its stockholders and maintains its qualification as a REIT. See “—Federal Income Tax Considerations.”

          As of December 31, 2000, based upon “available for sale” fair value accounting treatment, the Company’s net asset value per outstanding share was $4.52 per share.

Recent Developments

          On March 7, 2001, the Company announced that its Board of Directors had authorized management and legal counsel to prepare a plan of liquidation. If the Board of Directors approves the plan of liquidation, the Company expects that these materials will be submitted to shareholders for approval at the annual meeting scheduled to be held during the second or third quarter of 2001. Concurrent with the preparation of the plan of liquidation, the Board has authorized the Company’s management to engage a financial advisor to consider a sale or merger of the Company as an alternative to liquidation. As presently envisioned, the plan of liquidation would provide for an initial distribution, after obtaining shareholder approval, of approximately $3.00 per share, with additional distributions of the Company’s remaining assets expected to occur during the following three years. A final decision, however, has not been made and the amounts and timing of the actual distributions may be changed before the Board approves the plan of liquidation.

          In 2001, in contemplation of either a liquidation or sale of the Company, Mariner has been reducing the portfolio of Mortgage Securities and the leverage financing used to maintain the portfolio.

Investment Strategy

          The Company was organized to create and manage an investment portfolio, principally of Mortgage Assets, that, in combination with financing and hedging activities, would generate income for distribution to its stockholders while preserving the Company’s capital base.

          The Company maintained a portfolio at its peak of approximately $3.8 billion of Mortgage Assets in June 1998. From June 1998 through March 2000, the Company delevered its portfolio by selling certain securities and repaying borrowings in an attempt to reduce the portfolio’s susceptibility to basis and interest rate risk and to create additional liquidity. In November 1999, the Company announced that its Board of Directors authorized management to conduct a competitive sale of its less liquid portfolio assets as part of its ongoing program to reduce the volatility of the Company’s assets. As of December 31, 2000, the remaining carrying value of these assets amounted to $1.8 million. During the six months ended December 31, 2000, the Company, in an effort to increase its return on stockholders’ equity without exposing itself to substantial credit and interest rate risk, increased its portfolio of Agency Certificates and Mortgage Derivatives to $306.5 million at December 31, 2000 from $73.4 million at December 31, 1999. As a result, the financing used to maintain this portfolio was increased to $230.4 million at December 31, 2000 from $41.0 million at December 31, 1999.

          The Company is authorized to acquire the following types of investments:

•	fixed and adjustable rate mortgage pass-through certificates (“Pass-Through Certificates”), which are securities collateralized by pools of Mortgage Loans issued and sold to investors by private, non-governmental issuers (“Privately-Issued Certificates”) or by various U.S. government agencies or instrumentalities, such as the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association (“GNMA”) (collectively, “Agency Certificates”);

•	collateralized mortgage obligations (“CMOs”), including regular interests in real estate mortgage investment conduits (“REMICs”), which are fixed and adjustable rate debt obligations collateralized by Mortgage Loans or Pass-Through Certificates;

•	Mortgage Loans;

•	mortgage derivative securities (“Mortgage Derivatives”), including interest-only securities (“IOs”) which receive only certain interest payments from a pool of Mortgage Securities or Mortgage Loans;

•	subordinate interests (“Subordinate Interests”), which are classes of Mortgage Securities junior to other classes of Mortgage Securities in the right to receive payments from the underlying Mortgage Loans; and

•	other fixed-income securities in an amount not to exceed 5% of total assets.

Consistent with the Company’s policy of maintaining its status as a REIT for federal income tax purposes, substantially all of the Company’s assets consist of assets of the type described in Section 856(c)(5)(b) of the Code (“Qualified Real Estate Assets”). See “—Description of Assets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments.”

          The Company is required to invest at least 70% of its total assets (the “70% Asset Group”) in:

•	securities which are rated within one of the two highest ratings categories by one of the nationally recognized rating agencies but not guaranteed by the U.S. government or an agency or instrumentality thereof, such as FHLMC and FNMA Certificates,

•	securities which are unrated but are guaranteed by the U.S. government or an agency or instrumentality thereof, or

•	Mortgage Loans to borrowers who would otherwise meet FHLMC, FNMA or GNMA guidelines, except with respect to the size of the loans.

          At December 31, 2000, 97% of the Company’s total assets were in the 70% Asset Group.

          The remainder of the Company’s assets, not to exceed 30% of its total assets (the “30% Asset Group”), may consist of Mortgage Loans (other than those included in the 70% Asset Group), retained Subordinate Interests and fixed-income securities (other than those included in the 70% Asset Group) that are primarily Qualified Real Estate Assets but also include non-investment grade high yield corporate debt. To attempt to minimize the potentially higher level of credit and liquidity risk of these securities, the Company has attempted to limit its investments in, and diversify its portfolio of, securities in the 30% Asset Group. At December 31, 2000, 3% of the Company’s total assets were in the 30% Asset Group.

          References to ratings of Mortgage Assets apply only at the time a transaction is entered into by the Company. Any subsequent change in a rating assigned to a Mortgage Asset or change in the percentage of Company assets invested in certain Mortgage Assets or other instruments resulting from market fluctuations or other changes in the Company’s total assets will not require the Company to dispose of an investment. If different rating agencies assign different ratings to the same Mortgage Assets, the Company will determine which rating it believes most accurately reflects the Mortgage Asset’s quality and risk at that time taking into account numerous factors, including the price of the security, available public information regarding the issuer and liquidity concerns. A rating is not a recommendation to buy, sell or hold a security, inasmuch as such rating does not comment as to the market price of the security or the suitability of the security for a particular investor. There is no assurance that a rating will continue for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant.

          As a requirement for maintaining REIT status, the Company intends to distribute to stockholders aggregate distributions equaling at least 95% (90% after 2000) of its Taxable Income. See “—Federal Income Tax Considerations.” As described above, the Company anticipates making additional distributions of capital to stockholders from time to time, including in connection with a plan of liquidation if adopted by the Company’s Board of Directors and stockholders. See “—Recent Developments.” Subject to the limitations of applicable state securities and corporation laws, the Company may distribute capital by making purchases of its own capital stock or making distributions in excess of earnings.

Operating Policies and Strategies

          The Company adopted compliance guidelines, including restrictions on acquiring, holding and selling assets, to ensure that the Company continues to qualify as a REIT. Before acquiring any asset, the Company determines whether such asset would constitute a Qualified Real Estate Asset. Substantially all of the assets that the Company intends to acquire are expected to be Qualified Real Estate Assets. The Company regularly monitors purchases of Mortgage Assets and the income generated from such assets, including income from its hedging activities, in an effort to ensure that at all times the Company maintains its qualification as a REIT and its exemption under the Investment Company Act of 1940, as amended. Mariner, in conjunction with a nationally recognized independent public accounting firm, has developed internal accounting and testing procedures for the Company and monitors and conducts quarterly compliance reviews to determine compliance with the REIT Provisions of the Code.

           Capital and Leverage Policies

          The Company’s operations were leveraged approximately 5.2 to 1 at December 31, 2000. At December 31, 2000, the Company’s equity-to-assets ratio was approximately 19%, and ranged from a high of 62% to a low of 18% during 2000. Initially, the Company financed its acquisition of Mortgage Assets through proceeds of its initial public offering in December 1997 and several concurrent private placements, and subsequently financed any acquisitions primarily by borrowing against or “leveraging” its existing portfolio and using the proceeds to acquire additional Mortgage Assets. The Company’s target for its equity-to-assets ratio depends on market conditions and other relevant factors.

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

           Short-Term Borrowing

          Mortgage Assets, are financed primarily at short-term borrowing rates through repurchase agreements. Repurchase agreements are sales of pledged securities to a lender at discounted prices in return for an agreement by the lender to resell the same or substantially similar securities to the borrower on some future date at an agreed price.

          Repurchase agreements are structured as sale and repurchase obligations that allow a borrower to pledge purchased Mortgage Assets as collateral securing short-term loans to finance the purchase of such Mortgage Assets. Typically, the lender in a repurchase arrangement makes a loan in an amount equal to a percentage of the market value of the pledged collateral. At maturity, the borrower is required to repay the loan and the pledged collateral is released. Pledged Mortgage Assets continue to pay principal and interest to the borrower.

          Repurchase agreements are expected to continue to be the principal means of leveraging the Company’s Mortgage Assets. The Company enters into repurchase agreements with financially sound institutions, including broker-dealers, commercial banks and other lenders.

          Repurchase agreements also require the Company to deposit additional collateral (a “margin call”) or reduce its borrowings thereunder, if the market value of the pledged collateral declines. This may require the Company to sell Mortgage Assets to provide such additional collateral or to reduce the amount borrowed. If these sales were made at prices lower than the carrying value of the Mortgage Assets, the Company would experience losses. For example, during the third quarter of 1998, the Company was subject to numerous margin calls and was forced to sell Mortgage Assets to reduce the amount borrowed, which resulted in losses to the Company. “See —Management's Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations—Year Ended December 31, 1999 Compared to Year Ended December 31, 1998—Net Loss Summary—Losses from Investment Activities.”

          The Company has met every margin call to date initiated by its lenders. As of December 31, 2000, the Company’s cash and cash equivalents balance was $3.5 million and the Company believes that it has sufficient assets to meet potential margin calls.

           Interest Rate Risk Management Strategy and Hedging Activities

          The Company follows an interest rate risk management strategy designed to protect against the adverse effects of major interest rate changes. The Company may enter into hedging transactions which include interest rate swaps, interest rate collars, caps, floors and options. These instruments are used to hedge as much of the interest rate risk of the Company as Mariner determines is in the best interest of the stockholders, given the cost of such hedges and the need to maintain the Company’s status as a REIT.

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

          In particular, when the Company earns income under such instruments, it will seek advice from Stroock & Stroock & Lavan LLP, its Special Tax Counsel, as to whether such income constitutes qualifying income for purposes of the 95% Gross Income Test and as to the proper characterization of such arrangements for purposes of the REIT Asset Tests. The “95% Gross Income Test” means the requirement for each taxable year that at least 95% of the Company’s gross income for each taxable year must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified Real Estate Assets or “qualified temporary investment income” (i.e., income derived from “new capital” within one year of the receipt of such capital), dividends, interest and gains from the sale of stock or other securities (including certain interest rate swap or cap agreements, options, forward rate agreements and similar financial instruments entered into to reduce the interest rate risk with respect to debt incurred to acquire Qualified Real Estate Assets) not held for sale in the ordinary course of business. See “—Federal Income Tax Considerations—Requirements for Qualification—Gross Income Tests.” This determination may result in the Company electing to bear a level of interest rate risk that could otherwise be hedged when Mariner believes, based on all relevant facts, that bearing such risk is advisable to maintain the Company’s status as a REIT.

           Prior Losses on Hedging Strategies

          In December 1997, the Company entered into interest rate swaps with an aggregate notional amount of $1,035 million. The Company used these interest rate swaps to hedge its available-for-sale portfolio of fixed-rate Agency Certificates. The primary objective of this hedging strategy was to change the interest rate characteristics of these securities from fixed to variable rates, to better correspond to the maturity and repricing characteristics of the short-term repurchase agreements used by the Company to fund these investments. This primary objective was the basis for the Company’s hedge accounting treatment. The Company continually monitored the swaps to ensure that they were effective at changing the interest rate characteristics of the securities. A secondary objective was to offset fluctuations in the fair value of the securities caused by fluctuations in market interest rates.

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

          The valuations and other information previously used by the Company to monitor the effectiveness of its interest rate swap hedging strategy were obtained through multiple independent dealer quotes. This same information was used to record the investments and swaps in the Company’s financial statements and to determine the Company’s net asset value. The Company has never purchased or written options to enter into swaps.

          The Company did not enter into any interest rate swaps during the years ended December 31, 1999 and 2000, after having used them extensively in 1997 and 1998.

          In May 2000, the Company purchased a cap with a notional amount of $100 million for a premium of $3.0 million to reduce the risk of rising interest rates on the cost of the short-term repurchase agreements used to finance its investments. The cap agreement has a term of three years and provides for monthly payments of interest to the Company to the extent that the one-month London Interbank Offered Rate (“LIBOR”) exceeds 6.54% as applied to the notional amount. At December 31, 2000, the cap had an estimated fair value of $0.4 million and the Company recorded an unrealized loss of $(2.6) million in the statement of operations. As a result of the subsequent reduction in interest rates, the Company closed out the cap in January 2001 for $0.3 million and recognized an additional loss of $(0.1) million in the statement of operations.

Description of Assets

          The Company is permitted to acquire the following types of investments subject to the operating restrictions described in “—Operating Policies and Strategies.”

           Pass-Through Certificates

          The Company’s investments in Mortgage Securities are concentrated in Pass-Through Certificates. The Pass-Through Certificates the Company acquires consist primarily of fixed and adjustable rate Agency Certificates and Privately-Issued Certificates and represent interests in Mortgage Loans primarily secured by liens on single-family residential, multi-family residential and commercial real properties, but also may be secured by liens on other types of real property. As of December 31, 2000, 86% of the Company’s portfolio consisted of Pass-Through Certificates.

          FHLMC Certificates. FHLMC is a privately-owned, government-sponsored enterprise created pursuant to an act of Congress. FHLMC purchases conventional conforming Mortgage Loans or participation interests therein and resells the loans and participations so purchased in the form of guaranteed, mortgage-backed securities. FHLMC guarantees to each holder of FHLMC Certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of the holder’s pro rata share of the unpaid principal balance of the related Mortgage Loans, but does not guarantee the timely payment of scheduled principal of the underlying Mortgage Loans. The obligations of FHLMC under its guarantees are solely those of FHLMC and are not backed by the full faith and credit of the U.S. government. If FHLMC were unable to satisfy such obligations, distributions to holders of FHLMC Certificates would consist solely of payments and other recoveries on the underlying Mortgage Loans and, accordingly, monthly distributions to holders of FHLMC Certificates would be affected by delinquent payments and defaults on such Mortgage Loans.

          FHLMC Certificates may be backed by pools of Mortgage Loans secured by single-family or multi-family residential properties. Such underlying Mortgage Loans may have original terms to maturity of up to 40 years. FHLMC Certificates may pay interest at a fixed or adjustable rate. The interest rate paid on FHLMC adjustable rate mortgage (“ARM”) certificates adjusts periodically within 60 days prior to the month in which the interest rates on the underlying Mortgage Loans adjust. The interest rates paid on FHLMC ARM Certificates issued under FHLMC’s standard ARM programs adjust in relation to the Treasury Index. Other specified indices used in FHLMC ARM programs include the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco (the “11th District Index”) and LIBOR. Interest rates paid on fully-indexed FHLMC ARM Certificates equal the applicable index rate plus a specified number of basis points ranging typically from 125 to 250 basis points.

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

          FNMA Certificates may be backed by pools of Mortgage Loans secured by single-family or multi-family residential properties. The original terms to maturities of the Mortgage Loans generally do not exceed 40 years. FNMA Certificates may pay interest at a fixed rate or adjustable rate. Each series of FNMA ARM Certificates bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and FNMA’s guarantee fee. The specified index used in each such series has included the Treasury Index, the 11th District Index and LIBOR. Interest rates paid on fully-indexed FNMA ARM Certificates equal the applicable index rate plus a specified number of basis points ranging typically from 125 to 250 basis points.

          GNMA Certificates. GNMA is a wholly-owned corporate instrumentality of the United States within the Department of Housing and Urban Development (“HUD”). GNMA guarantees the timely payment of the principal of and interest on certificates which represent an interest in a pool of mortgages insured by the United States Federal Housing Authority (the “FHA”) and other loans eligible for inclusion in mortgage pools underlying GNMA certificates. GNMA certificates are general obligations of the U.S. government.

          GNMA certificates may pay a fixed or adjustable coupon rate. At present, most GNMA certificates issued under GNMA’s standard ARM program adjust annually in relation to the Treasury Index. Interest rates paid on GNMA ARM Certificates typically equal the index rate plus 150 basis points. Adjustments in the interest rate are generally limited to an annual increase or decrease of 100 basis points and to a lifetime cap of 500 basis points over the initial coupon rate.

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

           Subordinate Interests

          The Company is permitted to acquire Subordinate Interests in pools of Mortgage Loans securitized by others. The credit quality of Mortgage Loans and Mortgage Securities collateralized by underlying Mortgage Loans depends on a number of factors, including their loan-to-value ratio, their terms and the geographic diversification of the properties securing the Mortgage Loans and, in the case of multi-family and commercial properties, the creditworthiness of tenants. As of December 31, 2000, 2% of the Company’s portfolio consisted of Subordinate Interests.

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

          As a result of the typical “senior-subordinated” securitization structure, Subordinate Interests are extremely sensitive to losses on the underlying Mortgage Loans. For example, if the Company owns a $10 million Subordinate Interest in an issuance of Mortgage Securities consisting of $100 million of Mortgage Loan collateral, a 7% loss on the underlying Mortgage Loans will result in a 70% loss on the Subordinate Interest. Accordingly, the holder of the Subordinate Interest is particularly interested in minimizing the loss frequency (the percentage of the Mortgage Loan balance that defaults over the life of the Mortgage Loan collateral) and the loss severity (the amount of loss on a defaulted Mortgage Loan, i.e., the principal amount of the Mortgage Loan unrecovered after applying any recovery to the expenses of foreclosure and accrued interest) on the underlying Mortgage Loans. The loss frequency on a pool of Mortgage Loans will depend upon a number of factors, most of which will be beyond the control of the Company or the applicable Master Servicer.

          Many of the Subordinate Interests acquired by the Company will not have been registered under the Securities Act, but instead, will have initially been sold in private placements. Such unregistered Subordinate Interests will be subject to certain restrictions on resale and, accordingly, will have more limited marketability and illiquidity than registered Securities. Although there are some exceptions, most issuers of multi-class Mortgage Securities elect to be treated, for federal income tax purposes, as REMICs. Although the Company sought to purchase Subordinate Interests at a price designed to return the Company’s investment and generate a profit thereon, there can be no assurance that such goal will be met or that the Company’s investment in a Subordinate Interest will be returned in full or at all.

           Mortgage Derivatives

          The Company is permitted to invest in Mortgage Derivatives, including IOs, Inverse IOs, Sub IOs and floating rate derivatives. Mortgage Derivatives provide for the holder to receive interest only, principal only, or interest and principal in amounts that are disproportionate to those payable on the underlying Mortgage Loans. Payments on Mortgage Derivatives are highly sensitive to the rate of prepayments on the underlying Mortgage Loans. If the actual prepayment rate on such Mortgage Loans is more rapid than anticipated, the rates of return on Mortgage Derivatives representing the right to receive interest only or a disproportionately large amount of interest, i.e., IOs, would be likely to decline. Conversely, the rates of return on Mortgage Derivatives representing the right to receive principal only or a disproportionate amount of principal, i.e., POs, would be likely to increase in the event of rapid prepayments. As of December 31, 2000, 10% of the Company’s portfolio consisted of Mortgage Derivatives, all of which were IOs.

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

           CMOs

          The Company is permitted to invest in CMOs, including adjustable rate and fixed rate CMOs issued by private issuers or FHLMC, FNMA or GNMA. CMOs are a series of bonds or certificates ordinarily issued in multiple classes, each of which consists of several classes with different maturities and often complex priorities of payment, secured by a single pool of Mortgage Loans, Pass-Through Certificates, other CMOs or other Mortgage Assets. Principal prepayments on collateral underlying a CMO may cause it to be retired substantially earlier than the stated maturities or final distribution dates. Interest is paid or accrues on all interest bearing classes of a CMO on a monthly, quarterly or semi-annual basis. The principal and interest on underlying Mortgage Loans may be allocated among the several classes of a series of a CMO in many ways, including pursuant to complex internally leveraged formulas that make the CMO class especially sensitive to interest rate or prepayment risk. As of December 31, 2000, the Company did not own any CMOs. The Company does not intend to purchase CMOs.

          CMOs may be subject to certain rights of issuers thereof to redeem such CMOs prior to their stated maturity dates, which may have the effect of diminishing the Company’s anticipated return on its investment. Privately-issued single-family, multi-family and commercial CMOs are supported by private credit enhancements similar to those used for Privately-Issued Certificates and are often issued as senior-subordinated Mortgage Securities.

           Mortgage Loans

          The Company is permitted to invest in fixed and adjustable-rate Mortgage Loans secured by first or second liens on single-family (one-to-four unit) residential, multi-family residential, commercial or other real property as part of its investment strategy. As of December 31, 2000, 1% of the Company’s portfolio consisted of Mortgage Loans.

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

           Other Fixed-Income Assets

          The Company is permitted to invest in fixed-income securities that are not Mortgage Assets, including securities issued by corporations or issued or guaranteed by the U.S. government or its agencies or instrumentalities, loan participations, non-investment grade high yield corporate debt and collateralized bond obligations, denominated in U.S. dollars and foreign currencies. In connection with the Company’s investment in such securities, particularly collateralized loan obligations and collateralized bond obligations, the Company is permitted to pay fees to unrelated third-party managers. A portion of these assets will be securities which are included in the 30% Asset Group. The Company will invest no more than 5% of its assets in such fixed-income securities. As of December 31, 2000, 1% of the Company’s portfolio consisted of other fixed-income assets.

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

Management Agreement with Mariner Mortgage Management, L.L.C.

          Effective November 1, 1999, Mariner agreed to serve for one year as the external manager of the Company and be responsible for day-to-day management of the Company’s investments and operations. William J. Michaelcheck, the Chairman of Mariner, was appointed President and Chief Executive Officer of the Company. Upon completion of the transition to Mariner, the Company terminated its consulting arrangement with BlackRock Financial Management, Inc. (“BlackRock”) and Robert J. Gartner, who was Vice President of the Company and responsible for day-to-day investment decisions for the Company, resigned.

          Under the current management agreement, which was entered into on November 1, 2000, Mariner is entitled to receive a (1) base management fee of $50,000 per month payable in cash and (2) an annual incentive fee payable in cash. The incentive fee will equal the number of shares outstanding on November 1, 2001, multiplied by:

•	10% of the difference between the market price (plus any distributions per share other than Common Stock) of the Company’s Common Stock on November 1, 2001 (or such earlier date, as set forth in the agreement) and $3.317 per share (which approximates the average closing price of the Company’s Common Stock for the fifteen days ended October 31, 2000) up to the equivalent of $3.50 per share;

•	15% of the difference over $3.50 per share up to $4.00 per share; and

•	20% of the difference over $4.00 per share.

          The current management agreement terminates on November 1, 2001, but is terminable by the Company without cause or penalty on 30 days’ notice and by Mariner on 90 days’ notice. In addition, under the terms of the current management agreement, Mariner is no longer entitled to receive a minimum fee if the Company adopts a plan of liquidation.

Events Leading to Termination of Management Agreement with LASER Advisers Inc. and Adoption of Portfolio Management Strategy

          In late June 1998, the Company’s Board of Directors was advised by LASER Advisers Inc. (the “Former Manager”) of certain pricing and other irregularities in connection with Shetland Fund Ltd., one of the private investment funds (the “Affiliated Funds”) advised and managed by the Former Manager which invested in Mortgage Securities. The reported irregularities included the failure to obtain dealer quotes for securities, the failure to obtain more than a single quote in certain instances, mispricing bids, misplaced records, missing records and improperly identified securities in the portfolio. In July 1998, the Company’s Board of Directors was informed by the Former Manager that the irregularities detected in the Affiliated Fund did not affect the portfolio of securities held by the Company and that certain procedural deficiencies existed at the Former Manager which allowed for the irregularities. On July 29, 1998, the Former Manager announced certain administrative changes, including the resignation of Michael L. Smirlock as Chief Executive Officer of the Former Manager and the removal of Mr. Smirlock from trading and day-to-day participation in the Former Manager’s activities. Mr. Smirlock continued as Chairman of the Board and a majority stockholder of the Former Manager.

          On July 30, 1998, the Company’s Board of Directors terminated the employment of Michael L. Smirlock as Chief Executive Officer and President of the Company and removed Mr. Smirlock as Chairman of the Board of the Company. Mr. Smirlock remained a director of the Company through September 1999, although the Board of Directors requested his resignation. The day-to-day portfolio management decisions for the Former Manager on behalf of the Company from July 30, 1998 through March 2, 1999 were made jointly by Peter T. Zimmermann (until his earlier resignation described below) and Robert J. Gartner, then officers of the Former Manager. On July 30, 1998, the Company also accepted the resignation of two of its directors, David A. Tepper and William Marshall, effective that day. Both Mr. Tepper and Mr. Marshall advised the Company that they had resigned due to other commitments. Mr. Tepper remained a director and minority stockholder of the Former Manager. The Board elected Jonathan Ilany as a member of the Company’s Board of Directors.

          On October 2, 1998, the Company’s Board of Directors authorized its financial advisor, Lehman Brothers Inc. (“Lehman Brothers”), promptly to solicit offers to acquire the Company or all, or substantially all, of its assets. Lehman Brothers, after soliciting offers to acquire the Company, did not receive any firm bids. Lehman Brothers no longer is actively soliciting bids on behalf of the Company, although it will receive for evaluation bids from interested persons. Also on October 2, 1998, the Company’s Board of Directors engaged BlackRock as its consultant to review the Company’s portfolio and to make recommendations designed to reduce the portfolio’s susceptibility to basis and interest rate risk and to create additional liquidity. BlackRock recommended to the Company that the Former Manager delever the Company’s portfolio by selling certain Mortgage Assets.

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

          On March 2, 1999, the Company announced that the Company and the Former Manager terminated the agreement under which the Former Manager served as the external manager of the Company, and that the Company had become advised internally by Mr. Gartner, Vice President of the Company. Mr. Gartner had been actively engaged in the management of the Company’s portfolio by the Former Manager since the Company’s inception and had resigned his post at the Former Manager to become a full-time employee of the Company. The Company also announced that BlackRock had agreed to extend its consulting engagement with the Company; that Thomas Jonovich, Chief Financial Officer and Treasurer of the Company, and Jonathan Green, General Counsel of the Company, resigned effective March 2, 1999; that Peter T. Zimmermann, Vice President and Chief Operating Officer of the Company, resigned effective January 11, 1999; and that the Former Manager agreed to assist the Company with the transfer of the advisory function to the Company. Mr. Smirlock subsequently resigned as Director of the Company in September 1999.

          For the year ended December 31, 1999, consulting fees paid to BlackRock were $1.1 million and management fees paid to the Former Manager were $0.5 million.

Federal Income Tax Considerations

General

          Since its inception, the Company has elected to be taxed as a REIT under the REIT Provisions of the Code for federal income tax purposes, and such election has not been revoked. The Company currently expects that it will continue to operate in a manner that permits the Company to maintain its qualification as a REIT. This treatment will permit the Company to deduct dividend distributions to its stockholders for federal income tax purposes, thus effectively eliminating the “double taxation” that generally results when a corporation earns income and distributes that income to its stockholders in the form of dividends.

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

Requirements for Qualification

          The following is a brief summary of certain technical requirements that the Company must meet on an ongoing basis in order to qualify, and remain qualified, as a REIT under the Code:

           Stock Ownership Tests

          The capital stock of the Company must be transferable stock held by at least 100 persons during at least 335 days of a taxable year of 12 months (or during a proportionate part of a taxable year of less than 12 months), and no more than 50% of the value of such capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of the taxable year. If the Company did not know, or have reason to know, that its capital stock was owned directly or indirectly by five or fewer individuals, it will be treated as having more than five owners as long as it complied with Treasury regulations that provide rules on ascertaining actual ownership. Tax-exempt entities, other than private foundations, certain unemployment compensation trusts and certain charitable trusts generally are not treated as individuals for these purposes. In addition, the Charter provides restrictions regarding the transfer of the Company’s shares to assist in meeting the stock ownership requirements.

           Asset Tests

           The Company must generally meet the following asset tests (the "REIT Asset Tests") at the close of each quarter of each taxable year:

(a) at least 75% of the value of the Company's total assets must consist of Interests in Real Property (as defined below), regular or residual interests in a REMIC (except that, if less than 95% of the assets of a REMIC consists of real estate assets (determined as if the Company held such assets), the Company will be treated as holding directly its proportionate share of the assets of such REMIC), shares of other REITs, government securities and temporary investments in stock or debt instruments during the one year period following the Company's receipt of certain new capital, cash, and cash items (the "75% Asset Test"). For purposes of the 75% Asset Test, the term "Interest in Real Property" includes an interest in Mortgage Loans (to the extent the principal balance of a mortgage does not exceed the fair market value of the associated real property); and

(b) the securities held by the Company but not taken into account for purposes of the 75% Asset Test must not exceed (1) 5% of the value of the Company's total assets in the case of securities of any one issuer, or (2) 10% of the vote or value of the securities of any one issuer.

          The Company expects that any Subordinate Interests, IOs, Inverse IOs, and temporary investments that it acquires generally will be treated as qualifying assets for purposes of the 75% Asset Test, except to the extent that less than 95% of the assets of a REMIC in which the Company owns an interest consists of real estate assets and the Company’s proportionate share of those assets includes assets that are nonqualifying assets for purposes of the 75% Asset Test. In addition, the Company does not expect that the value of any security of any one entity would exceed 5% of the Company’s total assets, and the Company does not expect to own more than 10% of any one issuer’s securities. The Company also may purchase regular interests in a Financial Asset Securitization Investment Trust (a “FASIT”) which will be treated as qualifying assets for purposes of the 75% Asset Test, except to the extent that less than 95% of the assets of a FASIT consists of real estate assets, in which case the Company’s proportionate share of the FASIT’s nonqualifying assets will be treated as nonqualifying assets for purposes of the 75% Asset Test.

          The Company will attempt to monitor the status of the assets that it acquires to assure compliance with the REIT Asset Tests.

          If the Company should fail to satisfy the REIT Asset Tests at the end of a calendar quarter, such a failure would not cause it to lose its REIT status if (1) it satisfied the REIT Asset Tests at the close of the preceding calendar quarter and (2) the discrepancy between the value of the Company’s assets and the REIT Asset Test requirements arose from changes in the market values of its assets and was not wholly or partly caused by the acquisition of one or more nonqualifying assets. If the condition described in clause (2) of the preceding sentence was not satisfied, the Company still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose.

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

          For purposes of determining whether the Company complies with the 75% and 95% Gross Income Tests, gross income does not include gross income from “prohibited transactions.” A “prohibited transaction” is one involving a sale of dealer property, other than foreclosure property. Net income from “prohibited transactions” is subject to a 100% tax. If the Company sells Mortgage Securities that it creates through Mortgage Loan securitizations, the Company may recognize income that, if sufficient to cause the Company to be treated as a dealer in Mortgage Securities for federal income tax purposes, could constitute “prohibited transaction” income. See “—Taxation of the Company.”

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

          The Company may originate or acquire Mortgage Loans and securitize such loans through the issuance of non-REMIC CMOs. As a result of any such transactions, the Company will retain an equity ownership interest in the Mortgage Loans that has economic characteristics similar to those of a Subordinate Interest. In addition, the Company may resecuritize Mortgage Securities (or REMIC or non-REMIC CMOs) through the issuance of non-REMIC CMOs, retaining an equity interest in the Mortgage Securities used as collateral in the resecuritization transaction. Such transactions will not cause the Company to fail to satisfy the Gross Income Tests. Further, the Company intends to structure any such securitizations in a manner which does not result in treatment of the REIT or issuing entity as a “taxable mortgage pool.”

          The Company may receive income that is nonqualifying income for either the 75% Gross Income Test or both the 75% and 95% Gross Income Tests. For example, (1) the loan amount of a Mortgage Loan may exceed the value of the real property securing the loan, which will result in a portion of the income from the loan being classified as qualifying income for purposes of the 95% Gross Income Test, but not for purposes of the 75% Gross Income Test, (2) the Company may hold an interest in a REMIC or in a FASIT less than 95% of the assets of which consists of real estate assets (determined as if the Company held such assets), in which case the Company’s proportionate share of the income of the REMIC or FASIT may include income that is not qualifying income for purposes of the 75% or 95% Gross Income Tests and (3) the Company may recognize foreign currency gain from non-dollar denominated loans which will not be qualifying income for purposes of the 75% and 95% Gross Income Tests.

          The Company has in the past entered into, and it is possible that from time to time the Company will continue to enter into, hedging transactions with respect to one or more of its assets or liabilities. Any such hedging transactions could take a variety of forms, including interest rate swap contracts, interest rate cap or floor contracts, forward contracts, and options. To the extent that the Company enters into a contract to hedge indebtedness incurred to acquire or carry real estate assets, any periodic income or gain from the disposition of such contract should be qualifying income for purposes of the 95% Gross Income Test, but not the 75% Gross Income Test. To the extent that the Company hedges its capital assets, it is not clear how the income from those transactions will be treated for purposes of the Gross Income Tests.

Distribution Requirement

          To avoid subjecting its income to tax at regular corporate rates (without a deduction for dividends paid), the Company generally must distribute to its stockholders an amount equal to at least 95% (90% after 2000) of the Company’s REIT taxable income (before deductions of dividends paid), excluding net capital gain and certain non-cash income including original issue discount and cancellation of indebtedness income.

          The Company intends to make distributions to its stockholders to comply with the Distribution Requirement. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require the Company to borrow funds or sell assets on a short-term basis to satisfy the Distribution Requirement. The requirement to distribute a substantial portion of the Company’s net taxable income could cause the Company to (1) sell assets in adverse market conditions, (2) distribute amounts that represent a return of capital, or (3) distribute amounts that would otherwise be spent on future investments or repayment of debt.

          Distributions by the Company will be treated as ordinary dividend income to the extent of the Company’s current or accumulated earnings and profits (but not less than its distribution requirement under Section 4981 of the Code, as described below). The dividends are not eligible for any corporate dividends received deduction. To the extent a distribution exceeds the amount treated as a dividend, such distribution will be treated as a return of capital to the extent of the shareholder’s basis, and then as gain from the sale or exchange of such shareholder’s stock.

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

        Revenue Procedure 99-17 provided securities and commodities traders with the ability to elect mark-to-market treatment for 1998 by including a statement with their timely filed 1998 tax return. The election applies for all future years as well unless revoked with the consent of the Internal Revenue Service (the “IRS”). The Company elected mark-to-market treatment as a securities trader, and accordingly, will recognize gains and losses prior to the actual disposition of its securities. Moreover, some if not all of these constructive gains and losses, as well as some if not all gains or losses from actual dispositions of securities, for both 1998 and beyond, will be treated as ordinary in nature, and not capital, as they would be in the absence of this election. There is no assurance, however, that the Company’s election will not be challenged on the ground that it is not in fact a trader in securities, or that it is only a trader with respect to some, but not all, of its securities. As such, there is a risk that the Company will not be able to mark to market its securities, or that it will be limited in its ability to recognize certain losses.

          Notwithstanding its qualification as a REIT, the Company also may be subject to tax in certain other circumstances. If the Company fails to satisfy either the 75% or the 95% Gross Income Test, but nonetheless maintains its qualification as a REIT because certain other requirements are met, it generally will be subject to a 100% tax on the greater of the amount by which the Company fails either the 75% or the 95% Gross Income Test. The Company also will be subject to a tax of 100% on net income derived from a “prohibited transaction,” and if the Company has (i) net income from the sale or other disposition of “foreclosure property” which is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to Federal income tax on such income at the highest corporate income tax rate. In addition, pursuant to Section 4981 of the Code, if the Company in any calendar year (current or prior) fails to distribute at least the sum of (i) 85% of its REIT ordinary income for such year and (ii) 95% of its REIT capital gain net income for such year, the Company would, in the current year, be subject to a 4% Federal excise tax on the excess of the sum of such required distribution for the current year and any undistributed amount of ordinary and capital gain net income from the preceding taxable years over the sum of the amounts actually distributed during the current taxable year and the income of the Company subject to tax in the current year. The Company also may be subject to the corporate alternative minimum tax, as well as other taxes in certain situations not presently contemplated.

          Further, if the Company were to sell to customers Mortgage Assets or hedging instruments on a regular basis, there is a substantial risk that such assets would be deemed “dealer property” and that all of the profits from such sales would be subject to tax at the rate of 100% as income from prohibited transactions.

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

Information Reporting Requirements and Backup Withholding

          The Company reports to its U.S. stockholders and to the IRS the amount of distributions paid during each calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, a stockholder may be subject to backup withholding at the rate of 31% with respect to distributions paid unless such holder (i) is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact, or (ii) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with the applicable requirements of the backup withholding rules. A stockholder who does not provide the Company with his correct taxpayer identification number also may be subject to penalties imposed by the IRS. Any amount paid as backup withholding will be creditable against the stockholder’s income tax liability. The Treasury Department has issued regulations regarding the backup withholding rules as applied to non-U.S. stockholders that unify and tighten current certification procedures and forms and clarify reliance standards. These regulations are generally effective with respect to distributions made after December 31, 2000.

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

Repurchase of Shares and Restrictions on Transfer

          Two of the requirements of qualification for the tax benefits afforded by the REIT Provisions of the Code are that (i) during the last half of each taxable year not more than 50% in value of the outstanding shares may be owned directly or indirectly by five or fewer individuals (the “5/50 Rule”) and (ii) there must be at least 100 stockholders during 335 days of each taxable year of 12 months.

          So that the Company may meet these requirements at all times, the Charter prohibits any person from acquiring or holding, directly or indirectly, shares of Common Stock in excess of 9.8% (in value or in number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of Common Stock of the Company. For this purpose, the term “ownership” is defined in accordance with the REIT Provisions of the Code and the constructive ownership provisions of Section 544 of the Code, as modified by Section 856(h)(1)(B) of the Code.

          For purposes of the 5/50 Rule, the constructive ownership provisions applicable under Section 544 of the Code attribute ownership of securities owned by a corporation, partnership, estate or trust proportionately to its stockholders, partners or beneficiaries, attribute ownership of securities owned by family members and partners to other members of the same family, treat securities with respect to which a person has an option to purchase as actually owned by that person, and set forth rules as to when securities constructively owned by a person are considered to be actually owned for the application of such attribution provisions (i.e., “reattribution”). Thus, a person will be treated as owning not only shares of Common Stock actually or beneficially owned, but also any shares of Common Stock attributed to such person under the attribution rules described above. Accordingly, under certain circumstances, shares of Common Stock owned by a person who individually owns less than 9.8% of the shares outstanding nevertheless may be in violation of the ownership limitations set forth in the Charter. Ownership of shares of the Company’s Common Stock through such attribution is generally referred to as constructive ownership. The 100 stockholder test is determined by actual, and not constructive, ownership.

          The Charter further provides that any transfer of shares of Common Stock that would result in disqualification of the Company as a REIT or that would (a) create a direct or constructive ownership of shares of stock in excess of the Ownership Limit, or (b) from and after December 2, 1997 (the “One Hundred Stockholder Date”), result in the shares of stock being beneficially owned (within the meaning Section 856(a) of the Code) by fewer than 100 persons (determined without reference to any rules of attribution), or (c) result in the Company being “closely held” within the meaning of Section 856(h) of the Code, will be null and void, and the intended transferee (the “purported transferee”) will acquire no rights to such shares. Any purported transfer of shares that would result in a person owning (directly or constructively) shares in excess of the Ownership Limit (except as otherwise waived by the Board of Directors) due to the unenforceability of the transfer restrictions set forth above will constitute “Excess Securities.” Excess Securities will automatically be deemed to have been transferred by operation of law to a trust to be established by the Company for the exclusive benefit of a charitable organization, until such time as the trustee of the trust, which shall be a banking institution designated as trustee by the Company, which is unaffiliated with either the Company or the purported transferee, retransfers the Excess Securities. Subject to the Ownership Limit, Excess Securities may be transferred by the trust to any person (if such transfer would not result in Excess Securities) at a price not to exceed the price paid by the purported transferee, the fair market value of the Excess Securities on the date of the purported transfer, at which point the Excess Securities will automatically cease to be Excess Securities. See “—Requirements for Qualification.”

          Subject to certain limitations, the Board of Directors may increase or decrease the Ownership Limit. In addition, to the extent consistent with the REIT Provisions of the Code, the Board of Directors has the right, in its sole discretion, pursuant to the Company’s Charter to waive the Ownership Limit for, and at the request of, a purchaser of the Common Stock. In connection with any such waiver, the Company may require that the stockholder requesting such a waiver enter into an agreement with the Company providing for the repurchase by the Company of shares from the stockholder under certain circumstances to ensure compliance with the REIT Provisions of the Code. Such repurchase would be at fair market value as set forth in the agreement between the Company and such stockholder. The consideration received by the stockholder in such repurchase might be characterized as the receipt by the stockholder of a dividend from the Company, and any stockholder entering into such an agreement with the Company should consult its tax advisor in connection with its entering into such an agreement.

          The Board of Directors waived the Ownership Limit for: (1) Highfields Capital Ltd., which, at February 16, 1999, reported its ownership of 3,275,900 shares of Common Stock, (2) Ellington Management Group, L.L.C., which, at November 5, 1999, reported its ownership of 1,475,000 shares of Common Stock, and (3) Kingdon Capital Management L.L.C., which, at January 11, 2000, reported its ownership of 1,617,600 shares of Common Stock. Any subsequent transfer of the shares held by Highfields Capital, Ellington Management and Kingdon Capital will be subject to the Ownership Limit, unless specifically exempted by the Company’s Board of Directors.

          Every owner of more than five percent (or such lower percentage as required by the Code or the regulations promulgated thereunder) of all classes or series of the Company’s stock, within 30 days after the end of each taxable year, is required by the Company’s Charter to give written notice to the Company stating the name and address of such owner, the number of shares of each class and series of stock of the Company beneficially owned and a description of the manner in which such shares are held. Each such owner shall provide to the Company such additional information as the Company may request in order to determine the effect, if any, of such beneficial ownership on the Company’s status as a REIT and to ensure compliance with the ownership limitations.

          The provisions described above may inhibit market activity and the resulting opportunity for the holders of the Company’s Common Stock to receive a premium for their shares or warrants that might otherwise exist in the absence of such provisions. Such provisions also may make the Company an unsuitable investment vehicle for any person seeking to obtain ownership of more than 9.8% of the outstanding shares of Common Stock.

Employees

           The Company has no employees. Mariner employs the executive officers of the Company, serves as the Company's investment manager and provides various administrative services to the Company as agreed upon.

Item 2.   Properties.

           The Company's executive offices are located at 65 East 55th Street, New York, New York 10022 and are provided by Mariner at no charge pursuant to the terms of the management agreement.

Item 3.  Legal Proceedings.

           On October 23, 2000, the Company filed suit in federal court in the Southern District of New York against Asset Securitization Corp., Nomura Asset Capital Corp. and Nomura Securities International Inc. alleging that the defendants defrauded the Company into purchasing over $19.0 million worth of mortgage pass-through certificates by failing to disclose among other things, that one of largest loans in the mortgage pool was seriously troubled. On December 8, 2000, the defendants filed a motion to dismiss the action, which motion is currently pending. The Company is seeking rescission of the purchase of the mortgage pass-through certificates.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Executive Officers of the Registrant

Our executive officers are as follows:

                                            Officer
            Name                  Age        Since                    Position
            ----                  ---       -------                   --------
William J. Michaelcheck......     54           1999       Chief Executive Officer, President and Director
Charles R. Howe II...........     39           2000       Chief Financial Officer, Treasurer and Secretary

          Our officers are elected by our Board of Directors and serve at the discretion of the Board.

           William J. Michaelcheck, has been the President and Chief Executive Officer of the Company since November 1999 and the Chairman and sole member of Mariner since its inception in October 1999. Mr. Michaelcheck has been the Chairman and sole stockholder of Mariner Investment Group, Inc. since 1992. Formerly, he was Executive Vice President of the Bear Stearns Companies Inc. and a Senior Managing Director of Bear, Stearns & Co. Inc., where he was co-head of the Fixed-Income Department and also responsible for a large segment of the firm's trading activities and risk management. Mr. Michaelcheck joined Bear Stearns in 1979 as co-creator of the Government Bond Department, becoming a General Partner in 1981 and a Senior Managing Director when Bear Stearns became a publicly-held corporation. He was named Executive Vice President in 1987, and served on the firm's Executive Committee and Management and Compensation Committee until leaving Bear Stearns in October 1992.

          Charles R. Howe II, has been the Chief Financial Officer, Treasurer and Secretary of the Company since January 2000 and the Chief Financial Officer of Mariner since its inception and of Mariner Investment Group, Inc. for more than five years.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..

          The Common Stock trades on the New York Stock Exchange under the symbol “LMM.” The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock as reported on the NYSE composite tape and the cash dividends and distributions declared per share of Common Stock.

>

                                                                           Cash Dividends/
                                                   Stock Prices            Distributions
                                                High          Low          Declared Per Share
                                                ----          ---          ------------------
1999
   First Quarter                                  $5.75        $4.50             $ 2.00
   Second Quarter                                 $5.63        $3.13               --
   Third Quarter                                  $3.94        $3.25               --
   Fourth Quarter                                 $4.06        $3.38               --
2000
   First Quarter                                  $4.06        $3.75               --
   Second Quarter                                 $3.94        $3.63               --
   Third Quarter                                  $3.81        $3.00               --
   Fourth Quarter                                 $3.50        $3.00               --
2001
   First Quarter (through March 1, 2001)          $3.63        $3.38               --

          As of March 1, 2001, the Company had 14,038,983 shares of Common Stock issued and outstanding which were held by 48 holders of record.

          The Company distributes substantially all of its taxable income (which generally does not equal net income as calculated in accordance with GAAP) to its stockholders each year to maximize the tax benefits of its REIT status. To the extent necessary to maintain its qualification as a REIT, the Company will make distributions on the Common Stock quarterly and for any year the Company will make a fifth special distribution. The distribution policy is subject to revision, and all distributions will be made by the Company, at the discretion of the Board of Directors, and distributions will depend on, among other things, the taxable earnings of the Company, the financial condition of the Company, maintenance of REIT status and such other factors as the Board of Directors deems relevant.

          To qualify as a REIT under the Code, the Company must make distributions to its stockholders each year in an amount at least equal to (i) 95% (90% after 2000) of its Taxable Income before deduction of dividends paid (less any net capital gain), plus (ii) 95% (90 % after 2000) of the excess of the net income from foreclosure property over the tax imposed on such income by the Code, minus (iii) any excess noncash income. The “Taxable Income” of the Company for any year means the taxable income of the Company for such year (excluding any net income derived either from property held primarily for sale to customers or from foreclosure property) subject to certain adjustments provided in the REIT Provisions of the Code.

          Distributions to stockholders will generally be subject to tax as ordinary income, although a portion of such distributions may be designated by the Company as capital gain or may constitute a tax-free return of capital. The Company will furnish annually to each of its stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gains or return of capital. For a discussion of the federal income tax treatment of distributions by the Company, see “Federal Income Tax Considerations.”

          The Company has adopted a Dividend Reinvestment Plan that allows stockholders to reinvest their dividends and distributions automatically in additional shares of Common Stock.

Item 6.   Selected Financial Data.

        The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and the notes thereto and other financial information included elsewhere herein.

                                                                                                       Period from
                                                                                                     November 26, 1997
                                                                                                     (Commencement of
                                                  Year Ended    Year Ended        Year Ended           Operations)
                                                 December 31,   December 31,      December 31,          Through
                                                     2000          1999              1998           December 31, 1997
                                                 ------------   ------------      ------------     ------------------
                                                                 (in thousands, except share and per share data)

Statements of
Operations and Comprehensive Income Data:

Interest income:
      Securities and mortgage loans............  $   17,194   $    28,139       $     182,733     $     10,078
      Cash and cash equivalents................       1,250         1,805               4,053              811
                                                      -----         -----               -----           ------
         Total interest income.................      18,444        29,944             186,786           10,889
                                                     ------        ------             -------           ------
Interest expense:
      Repurchase agreements....................      10,654        16,812             154,757            8,489
      Other....................................          21            --                  --               --
                                                     ------        ------             -------           ------

            Total interest expense.............      10,675        16,812             154,757            8,489
                                                     ------        ------             -------           ------
Net interest income............................       7,769        13,132              32,029            2,400
Net realized (loss) gain on sale of securities
 and swaps.....................................      (1,125)      (19,829)            (52,443)             588
Unrealized loss on interest rate cap...........      (2,580)           --                  --               --
Impairment loss on securities..................     (17,597)           --             (51,474)              --
General and administrative expenses............       1,617         4,325               8,384              415
                                                      -----         -----               -----           ------
Net (loss) income..............................  $  (15,150)   $  (11,022)       $    (80,272)     $      2,573
                                                 ===========   ===========       =============     ============
Other Comprehensive Income (Loss):
    Unrealized net gain (loss) on securities:
      Unrealized holding (loss) gain arising
          during the period....................      (9,973)      (17,506)            (67,793)           1,192
      Add: reclassification adjustment for net
        realized loss (gain) included in net
         (loss) income.........................      18,722        19,829              52,443            (588)
                                                     ------        ------              ------            -----
    Other comprehensive income (loss)..........       8,749         2,323             (15,350)            604
                                                      -----        ------            --------            -----
Comprehensive (loss) income....................  $   (6,401)   $   (8,699)       $    (95,622)     $    3,177
                                                 ===========   ===========        ============      ==========

Net (loss) income per share:
      Basic....................................  $    (1.05)   $    (0.65)       $      (4.16)     $     0.13
                                                 ===========   ============      =============     ===========
      Diluted..................................  $    (1.05)   $    (0.65)       $      (4.16)     $     0.13
                                                 ===========   ============      =============     ===========
Weighted average number of shares outstanding:
      Basic....................................  14,369,081    16,925,143          19,313,865      20,019,999
                                                 ==========    ==========          ===========     ==========
      Diluted..................................  14,369,081    16,925,143          19,313,865      20,019,999
                                                 ==========    ==========          ===========     ==========

                                                As of              As of              As of             As of
                                          December 31, 2000  December 31, 1999  December 31, 1998 December 31, 1997
                                          -----------------  -----------------  ----------------- -----------------

Balance Sheet Data:

Cash and cash equivalents................      $ 3,542           $16,065            $30,393        $     82,627
Total assets.............................      327,928           118,283            874,071           3,793,239
Total liabilities........................      264,488            45,291            746,514           3,510,805
Stockholders' equity.....................       63,440            72,992            127,557             282,434

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

          You should read the following discussion in conjunction with “Selected Financial Data” and the financial statements and notes thereto included elsewhere herein.

General

          The Company maintained a portfolio at its peak of approximately $3.8 billion of Mortgage Assets in June 1998. From June 1998 through March 2000, the Company delevered its portfolio by selling certain securities and repaying borrowings in an attempt to reduce the portfolio’s susceptibility to basis and interest rate risk and to create additional liquidity. In November 1999, the Company announced that its Board of Directors authorized management to conduct a competitive sale of its less liquid portfolio assets as part of its ongoing program to reduce the volatility of the Company’s assets. As of December 31, 2000, the remaining carrying value of these assets amounted to $1.8 million. During the six months ended December 31, 2000, the Company, in an effort to increase its return on stockholders’ equity without exposing itself to substantial credit and interest rate risk, increased its portfolio of Agency Certificates and Mortgage Derivatives to $306.5 million at December 31, 2000 from $73.4 million at December 31, 1999. As a result, the financing used to maintain this portfolio was increased to $230.4 million at December 31, 2000 from $41.0 million at December 31, 1999.

          As of December 31, 2000, based upon “available-for-sale” fair value accounting treatment of its securities, the Company’s net asset value per outstanding share was $4.52 per share. Mariner, on behalf of the Company, determines net asset value based on valuations and other information obtained through multiple independent dealer quotes. As of December 31, 2000, the Company’s portfolio was comprised of:

•	$275.2 million of Agency Certificates,

•	$31.3 million of IOs,

•	$7.3 million of Subordinate Interests,

•	$2.7 million of Mortgage Loans, and

•	$1.8 million of other fixed-income assets.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Income (Loss) Summary

          General. For the year ended December 31, 2000, the Company had net income of $2.4 million or $0.17 per weighted average share, before giving effect to charges relating to the impairment of certain Subordinate Interests. The impairment charge of $(17.6) million or $(1.22) per share resulted in the Company reporting a net loss of $(15.2) million or $(1.05) per share. For the year ended December 31, 2000, the weighted average number of shares of Common Stock outstanding was 14,369,081 and return on average equity was (18.03)% (after giving effect to the impairment charges).

          For the year ended December 31, 1999, the Company had a net loss of $(11.0) million, or $(0.65) per weighted average share; the weighted average number of shares of Common Stock outstanding was 16,925,143, distributions were $2.00 per share, or $35.6 million in total and return on average equity was (12.39)%.

          Losses from Investment Activities. For the year ended December 31, 2000, the Company realized a net loss of $(1.1) million or $(0.08) per share from the sale of securities and recognized an unrealized loss of $(2.6) million or $(0.18) per share on the change in the estimated fair value of an interest rate cap agreement in effect at year-end.

          For the year ended December 31, 1999, the Company realized a net loss of $(19.8) million or $(1.17) per share as a result of losses incurred in sales of securities and early terminations of long-term repurchase agreements.

          Losses from Impairment Charges. The Company was notified in June 2000 of a default in a $50.0 million mortgage loan in a trust fund of which the Company owns Subordinated Interests. The securities that are affected by this event are subordinated classes of Commercial Mortgage Pass-Through Certificates, Series 1997-D5 that represent beneficial ownership interests in a trust fund created by Asset Securitization Corporation (“ASC”), an affiliate of Nomura Securities International, Inc. (“Nomura”), at the time of the offering. Thereafter, a representative of Nomura notified a representative of the Company that the amount of the recovery of the securities might be negligible. Accordingly, management increased the unrealized loss on those securities at that time by approximately $(9.1) million representing the remaining total aggregate carrying value of those securities, pending further developments.

          On October 23, 2000 the Company filed suit in the Southern District of New York against ASC, Nomura Asset Capital Corp. and Nomura alleging that the defendants defrauded the Company into purchasing approximately $19.0 million worth of ASC securities by failing to disclose among other things, that one of largest loans in the mortgage pool was seriously troubled. On December 8, 2000, the defendants filed a motion to dismiss the action, which motion is currently pending. The Company is seeking rescission of the purchase of the securities. During the quarter ended December 31, 2000, the Company recognized the probable other-than-temporary impairment of those securities by charging the statement of operations and crediting accumulated other comprehensive loss on the balance sheet for the aggregate cumulative loss of $(17.6) million; such recognition had no further impact on stockholders’ equity from the time of the earlier increase in unrealized loss. A recovery of this investment may be possible, but management is unable to predict the likelihood of this occurrence.

          The Company did not take any impairment charges for the year ended December 31, 1999.

Taxable Income (Loss) and GAAP Income (Loss)

          For the years ended December 31, 2000 and 1999, a net operating loss as calculated for tax purposes (“NOL”) is estimated at approximately $(6.2) million and $(60.0) million, respectively, or $(0.44) and $(3.55), respectively, per weighted average share. NOLs generally may be carried forward for 20 years. The Company believes that during 1999 it experienced an “ownership change” within the meaning of Section 382 of the Code. Consequently, its use of NOLs generated before the ownership change to reduce taxable income after the ownership change will be subject to limitations under Section 382. Generally, the use of NOLs in any year is limited to the value of the Company’s stock on the date of the ownership change multiplied by the long-term tax exempt rate (published by the IRS) with respect to that date. The Company believes that the annual limitation with respect to the use of its pre-ownership change NOLs is approximately $3.0 million. The Company believes that as of December 31, 2000, approximately $91.0 million of the estimated cumulative NOL is subject to the annual limitation

          Taxable income (loss) requires an annual calculation; consequently, for the year ended December 31, 2000, taxable income (loss) may be different from GAAP income (loss) primarily as a result of differing treatment of unrealized net gains (losses) on securities transactions. For the Company’s tax purposes, unrealized net gains (losses) will be recognized at the end of the year and will be aggregated with operating gains (losses) to produce total taxable income (loss) for the year. For the years ended December 31, 2000 and 1999, the Company had unrealized net gains of approximately $8.7 million and $2.3 million, respectively.

          The distinction between taxable income (loss) and GAAP income (loss) is important to the Company’s stockholders because dividends or distributions are declared on the basis of taxable income. While the Company does not pay taxes so long as it satisfies the requirements for exemption from taxation pursuant to the REIT Provisions of the Code, each year the Company completes a corporate tax form wherein taxable income is calculated as if the Company were to be taxed. This taxable income level helps to determine the amount of dividends the Company intends to pay out over time.

Interest Income and Average Interest Earning Asset Yields

          The Company had average interest earning assets of $243.7 million for the year ended December 31, 2000 compared to $393.4 million for the year ended December 31, 1999. The Company earns interest income primarily from its portfolio of investments and cash equivalents. The table below shows, for the years ended December 31, 2000 and 1999, the Company’s average balance of cash equivalents, investments, the yields earned on each type of earning asset, the yield on average earning assets and total interest income.

                         AVERAGE INTEREST EARNING ASSETS, YIELDS AND INTEREST INCOME
                                           (dollars in thousands)

                                                    Total                   Yield on     Yield on
                                        Average     Average    Yield on     Average      Average
                          Average      Amortized    Interest   Average      Amortized    Interest   Total
                          Cash         Cost of      Earning    Cash         Cost of      Earning    Interest
                          Equivalents  Investments  Assets     Equivalents  Investments  Assets     Income
                          -----------  -----------  --------   -----------  -----------  --------   --------

For the Years Ended:
     December 31, 2000    $20,469      $223,211     $243,680    6.01%        7.70%       7.57%      $18,444
     December 31, 1999    $34,990      $358,370     $393,360    5.22%        7.85%       7.61%      $29,944

          During 2000, the Company was engaged in an effort to increase its return on stockholders’ equity without exposing itself to substantial credit and interest rate risk by increasing its portfolio of Agency Certificates and Mortgage Derivatives while during 1999, the Company’s portfolio contained a greater percentage of less liquid and higher yielding securities.

Interest Expense and the Average Cost of Funds

          The Company incurs interest expense primarily from borrowed funds under short-term repurchase agreements that finance most of its portfolio of investments. Interest expense is calculated in the same manner for tax and GAAP purposes. The Company generally has structured its borrowings to closely correlate the Company’s cost of borrowed funds with changes in one-month LIBOR, although the Company may choose to extend the maturity of its liabilities at any time, subject to the lender’s consent.

          For the year ended December 31, 2000, the Company had average borrowed funds under short-term repurchase agreements of $162.1 million and interest expense of $10.7 million with an average cost of funds of 6.46% compared to average borrowed funds under short-term repurchase agreements of $302.7 million and interest expense of $16.8 million with an average cost of funds of 5.60% for the year ended December 31, 1999. The Company’s average cost of funds was 0.05% above one-month LIBOR for the year ended December 31, 2000 compared to 0.30% above one-month LIBOR for the year ended December 31, 1999. During the year ended December 31, 2000, average one-month LIBOR, which was 6.41%, was 0.24% lower than average six-month LIBOR, which was 6.65%. During the year ended December 31, 1999, average one-month LIBOR, which was 5.30%, was 0.10% lower than average six-month LIBOR, which was 5.40%.

          The table below shows, for the years ended December 31, 2000 and 1999, the Company’s average borrowed funds, interest expense and average cost of funds compared to average one and six-month LIBOR.

                                                    AVERAGE COST OF FUNDS
                                                    (dollars in thousands)

                                                                              Average    Average    Average
                                                                              One-Month  Cost of    Cost of
                                                                              LIBOR      Funds      Funds
                                                                              Relative   Relative   Relative
                                                                              to         to         to
                           Average              Average  Average    Average   Average    Average    Average
                           Borrowed   Interest  Cost of  One-Month  Six-Month Six-Month  One-Month  Six-Month
                           Funds      Expense   Funds    LIBOR      LIBOR     LIBOR      LIBOR      LIBOR
                           --------   -------   -------  ---------  --------- ---------  ---------  ----------

For the Years Ended:
    December 31, 2000      $162,123    $10,654  6.46%    6.41%      6.65%     (0.24)%     0.05%     (0.19)%
    December 31, 1999      $302,736    $16,812  5.60%    5.30%      5.40%     (0.10)%     0.30%      0.20%

          During 2000, interest rates rose sharply during the first half of the year primarily in connection with the interest rate setting actions taken by the Federal Reserve Board. The higher cost of funds level that was attained as a result of the effect of these actions remained virtually unchanged for the remainder of the year and was the significant factor contributing to the cost of funds increase in 2000 over 1999.

Interest Rate Agreements

          The Company follows an interest-rate risk-management strategy designed to protect against the adverse effects of major interest rate changes through the use of derivative interest rate agreements. Interest rate agreements that have been used by the Company consist of a purchased interest rate cap (“cap”) and interest rate swaps (“swaps”).

          In May 2000, the Company purchased a cap with a notional amount of $100.0 million for a premium of $3.0 million to reduce the risk of rising interest rates on the cost of the short-term repurchase agreements used to finance its investments. The cap agreement has a term of three years and provides for monthly payments of interest to the Company to the extent that the one-month LIBOR exceeds 6.54% as applied to the notional amount. At December 31, 2000, the cap had an estimated fair value of $0.4 million and the Company recorded an unrealized loss of $(2.6) million in the statement of operations. As a result of the reduction in interest rates, the Company closed out the cap in January 2001 for $0.3 million and recognized an additional loss of $(0.1) million in the statement of operations.

          The Company did not enter into any interest rate swaps or other caps in 2000 and 1999.

Net Interest Income

          Net interest income, which equals total interest income less total interest expense, amounted to $7.8 million for the year ended December 31, 2000 compared to $13.1 million for the year ended December 31, 1999. Net interest rate spread, which equals the yield on the Company’s interest earning assets (excluding cash and cash equivalents) less the average cost of funds for the period was 1.24% for the year ended December 31, 2000 compared to 2.25% for the year ended December 31, 1999.

          The table below shows the components of net interest income, yield on average interest earning assets and average cost of funds for the years ended December 31, 2000 and 1999.

                            COMPONENTS OF NET INTEREST INCOME
                                 (dollars in thousands)

                                                              Yield on
               Average   Interset          Interest           Average    Average
               Amortized Income   Average  Income on          Amortized  Balance of           Average
               Cost of   on       Cash     Cash      Total    Cost of    Repurchase  Total    Cost     Net
               Invest-   Invest-  Equiva-  Equiva-   Interest Invest-    Agree-      Interest of       Interest
               ments     ments    lents    lents     Income   ments      ments       Expense  Funds    Income
               --------- -------  -------  --------  -------  ---------- ----------  -------- -------  --------

For the Years
Ended:
December 31,
  2000         $223,211  $17,194  $20,469  $1,250    $18,444   7.70%     $162,123    $10,675  6.46%    $7,769
December 31,
  1999         $358,370  $28,139  $34,990  $1,805    $29,944   7.85%     $302,736    $16,812  5.60%    $13,132

          The overall decrease in net interest income was due primarily to the Company’s substantially reduced investment portfolio and higher average cost of funds, partially offset by the reduced level of financing. For the year ended December 31, 2000, the sharp increase in short-term borrowing rates coupled with an emphasis on lower risk Agency Certificates lowered the net interest rate spread from the prior year.

Credit Considerations

          During 2000, the Company recognized the probable other-than-temporary impairment in the value of certain Subordinate Interests as a result of a default in one of the underlying Mortgage Loans. See “—Net Income (Loss) Summary — Losses from Impairment Charges.” The impairment in value recognized by the Company represents the maximum amount; however, the ultimate amount of the impairment loss may be lower but is indeterminable at this time. The Company has experienced no other credit losses on its investment portfolio to date, but other losses may be experienced in the future.

          At December 31, 2000 and December 31, 1999, the Company had limited its exposure to credit losses on its portfolio (excluding the impaired securities) by holding 94% and 73%, respectively, of its investments in Mortgage Securities issued by FNMA, GNMA and FHLMC (including IOs, fixed/floating rate mortgage securities and fixed rate pass-through mortgage securities).

General and Administrative Expenses

          General and administrative expenses (“operating expense” or “G&A expense”) for the year ended December 31, 2000 consist primarily of management fees paid to Mariner of $0.3 million and professional and other expenses of $1.3 million. For the year ended December 31, 2000, the Company incurred no incentive fee under the Mariner management agreement. The Company no longer incurs salary expense. G&A expenses for the year ended December 31, 1999 consisted of consulting fees paid to Blackrock of $1.1 million, salary expense of $0.6 million, management fees paid to the Former Manager of $0.5 million and professional and other expenses of $2.1 million. G&A expenses significantly decreased in 2000 compared to 1999 due primarily to the restructuring of the management arrangement in connection with engaging Mariner as external manager. There were no differences in the calculation of G&A expense for taxable and GAAP income purposes. The “Efficiency Ratio” is the G&A expense divided by the net interest income.

                                           G&A EXPENSE RATIOS
                                         (dollars in thousands)

                                                                       Total G&A
                                                                       Expense/    Total G&A
                                                                        Average    Expense/
                                                   Other      Total    Interest     Average
                          Management  Consulting   G&A         G&A     Earning   Stockholders  Efficiency
                             Fees       Fees      Expense    Expense    Assets      Equity        Ratio
                          ----------   ---------  -------    -------   ---------   -----------   ---------

  For the Years Ended:
      December 31, 2000        $294    $   --       $1,323   $1,617       0.66%       1.92%       20.81%
      December 31, 1999        $543    $1,125       $2,658   $4,326       1.09%       4.86%       32.94%

Net (Loss) and Return on Average Stockholders’ Equity

          Net loss was $(15.2) million for the year ended December 31, 2000 compared to net loss of $(11.0) million for the year ended December 31, 1999. Return on average stockholders’ equity for the year ended December 31, 2000 was (18.03)% compared to (12.39)% for the year ended December 31, 1999. The table below shows for the years ended December 31, 2000 and 1999, the Company’s net interest income, losses from investment activities, losses from impairment charges and G&A expense each as a percentage of average stockholders’ equity, and the return on average stockholders’ equity.

                               COMPONENTS OF RETURN ON AVERAGE STOCKHOLDERS' EQUITY

                                                                                               Return on
                                                 Losses from  Losses from                       Average
                                   Net Interest   Investment   Impairment                    Stockholders'
                                      Income      Activities    Charges     G&A Expense         Equity
                                   ------------  -----------   ----------    -----------      -----------
For the Years Ended:
     December 31, 2000                  9.24%        (4.41)%   (20.94)%        (1.92)%        (18.03)%
     December 31, 1999                 14.76%       (22.28)%      --           (4.86)%        (12.39)%

Distributions and Taxable Income

          The Company has elected to be taxed as a REIT under the Code. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of securities. For the years ended December 31, 2000 and 1999, the Company determined that it had no taxable income. In 2000, the Company did not make any distributions, and in 1999 the Company made return of capital distributions of $35.6 million.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net Loss Summary

          General. For the year ended December 31, 1999, the Company had a net loss of $(11.0) million, or $(0.65) per weighted average share, the weighted average number of shares of Common Stock outstanding was 16,925,143, distributions were $2.00 per share, or $35.6 million in total, and return on average equity was (12.39)%.

          For the year ended December 31, 1998, the Company had a net loss before giving effect to charges relating to the impairment of certain IOs of $(28.8) million, or $(1.49) per weighted average share. After giving effect to the impairment charges of $(51.5) million, or $(2.67) per weighted average share, the Company had a net loss of $(80.3) million, or $(4.16) per weighted average share. For the year ended December 31, 1998, the weighted average number of shares of Common Stock outstanding was 19,313,865, distributions were $2.12 per weighted average share, or $41.0 million in total and return on average equity was (35.35)% (after giving effect to the impairment charges).

          Losses from Investment Activities. For the year ended December 31, 1999, the Company realized a net loss of $(19.8) million or $(1.17) per weighted average share, as a result of losses incurred in sales of securities and early terminations of long-term repurchase agreements.

          For the year ended December 31, 1998, the Company realized a net loss of $(52.4) million or $(2.72) per weighted average share, as a result of losses incurred in sales of securities and terminations of interest rate swaps and a reduction in income from its Mortgage Securities due to a reduced investment portfolio and increasing prepayments. In response to a difficult credit environment, the Company raised cash by selling portfolio securities to meet increased margin requirements.

          Losses from Impairment Charges. For the year ended December 31, 1998, the Company treated its portfolio of adjustable rate IOs as impaired assets and took an impairment charge against operations of $(51.5) million or $(2.67) per weighted average share. At the end of the second and third quarters of 1998, in light of the continued flat yield curve, low levels of LIBOR and faster than expected prepayment rates over an extended period of time, the Company decided that the impairment in market value was a permanent impairment. Accordingly, in the second and third quarters of 1998, the Company decided that an impairment charge of $(28.0) million and $(21.0) million, respectively, should be realized in current income. During the year ended December 31, 1999, no additional impairment charges were taken.

          Most of the Company’s IOs were LIBOR-based floating rate IOs purchased in December 1997. They were acquired to balance duration in the Company’s portfolio. This investment was made based on the Company’s evaluation of the then-current prepayments, the shape of the yield curve and the relative values of similar investments.

          In evaluating the impairment charge on the IOs, the Company employed current estimates of future prepayments obtained from independent sources. For IOs collateralized by fixed-rate pass-through mortgage securities issued by FNMA, GNMA and FHLMC (collectively, “Agency Fixed Rate Pass-Throughs”), the Company utilized the median lifetime projection prepayment speeds compiled and reported by Bloomberg L.P. from a survey of leading dealers in the mortgage market. For “private label” IOs (collateralized by non-government agency mortgage securities), the Company employed prepayment estimates from at least one independent dealer. The prepayment estimates typically take into consideration the current level and shape of the yield curve.

          As a result of the substantial decline in interest rates since the purchase of the IOs, current estimates of prepayment speeds significantly exceed the original prepayment speed estimates.

          At the end of the first quarter of 1998, the majority of the Company’s IOs were floating rate IOs. Floating rate IOs are unique securities in that the interest payments on these securities increase as one-month LIBOR increases. Due to this characteristic of option value, floating rate IOs trade at much lower yields than fixed rate IOs. At the end of the second and third quarter of 1998, in light of the continued flat yield curve, low levels of LIBOR and faster than expected prepayment rates actually occurring for an extended period of time, the Company decided that the impairment in market value was other than temporary.

Taxable Income (Loss) and GAAP Income (Loss)

          For the years ended December 31, 1999 and 1998, NOLs are estimated at approximately $(60.0) million and $(52.5) million, respectively, or $(3.55) and $(2.72), respectively, per weighted average share. NOLs generally may be carried forward for 20 years. The Company believes that during 1999 it experienced an “ownership change” within the meaning of Section 382 of the Code. Consequently, its use of such NOLs generated before the ownership change to reduce taxable income after the ownership change will be subject to limitations under Section 382. Generally, the use of NOLs in any year is limited to the value of the Company’s stock on the date of the ownership change multiplied by the long-term tax exempt rate (published by the IRS) with respect to that date.

          For the year ended December 31, 1999, the Company had unrealized net gains of approximately $2.3 million. For the year ended December 31, 1998, the Company had unrealized net losses of $(15.4) million.

          As of December 31, 1999 and 1998, the Company had not taken credit provisions; 64% and 82%, respectively, of the Company’s Investments were Agency Certificates.

Interest Income and Average Interest Earning Asset Yields

          The Company had average interest earning assets of $393.4 million for the year ended December 31, 1999 compared to $2,881.1 million for the year ended December 31, 1998. The Company earned interest income primarily from its portfolio of investments and cash equivalents. The table below shows, for the years ended December 31, 1999 and 1998, the Company’s average balance of cash equivalents, investments, the yields earned on each type of earning asset, the yield on average earning assets and total interest income.

                             AVERAGE INTEREST EARNING ASSETS, YIELDS AND INTEREST INCOME
                                               (dollars in thousands)

                                                     Total                  Yield on     Yield on
                                        Average      Average    Yield on    Average      Average
                            Average     Amortized    Interest   Average     Amortized    Interest  Total
                            Cash        Cost of      Earning    Cash        Cost of      Earning   Interest
                            Equivalents Investments  Assets     Equivalents Investments  Assets    Income
                            ----------- -----------  ---------- ----------- -----------  --------  ---------

For the Years Ended:
     December 31, 1999       $34,990    $  358,370   $  393,360  5.22%        7.85%      7.61%     $ 29,944
     December 31, 1998       $44,770    $2,836,370   $2,881,140  5.80%        6.86%      6.84%     $186,786

Interest Expense and the Average Cost of Funds

          For the year ended December 31, 1999, the Company had average borrowed funds under short-term repurchase agreements of $302.7 million and total interest expense of $16.8 million with an average cost of funds of 5.60% compared to average borrowed funds under short-term repurchase agreements of $2,684.3 million and total interest expense of $154.8 million with an average cost of funds of 5.77% for the year ended December 31, 1998. The Company’s average cost of funds was 0.30% above one-month LIBOR for the year ended December 31, 1999 compared to 0.20% above one-month LIBOR for the year ended December 31, 1998. During the year ended December 31, 1999, average one-month LIBOR, which was 5.30%, was 0.10% lower than average six-month LIBOR, which was 5.40%. During the year ended December 31, 1998, average one-month LIBOR, which was 5.57%, was 0.03% higher than average six-month LIBOR, which was 5.54%.

          The table below shows, for the years ended December 31, 1999 and 1998, the Company’s average borrowed funds, interest expense and average cost of funds compared to average one and six-month LIBOR.

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
                            Average            Average  Average     Average   Average    Average    Average
                            Borrowed  Interest Cost of  One-Month   Six-Month Six-Month  One-Month  Six-Month
                             Funds    Expense  Funds     LIBOR      LIBOR     LIBOR      LIBOR      LIBOR

For the Years Ended:
       December 31, 1999    $ 302,736  $16,812  5.60%    5.30%      5.40%     (.10)%      .30%       .20%
       December 31, 1998   $2,684,296 $154,757  5.77%    5.57%      5.54%      .03%       .20%       .23%

          During 1998, events in the financial markets (including the continued flat yield curve, the dislocation in the market for fixed income securities, the tightening of credit available for investment in securities and the increased risk of interest rate sensitive prepayment on mortgages) had an adverse effect upon the Company’s earnings. A relatively flat yield curve caused financing costs to be relatively high compared to the income earned on the Company’s Mortgage Assets. The dislocation in the fixed income securities market and the increased risk of prepayments, which affected the value of the Company’s portfolio, together with the tightening of credit available for investment in securities, adversely affected the Company’s ability to employ leverage profitably.

Interest Rate Agreements

          In December 1997, the Company entered into interest rate swaps with an aggregate notional amount of $1,035.0 million. The Company used these interest rate swaps to hedge its available-for-sale portfolio of fixed-rate Agency Certificates. The primary objective of this hedging strategy was to change the interest rate characteristics of these securities from fixed to variable rates, to better correspond to the maturity and repricing characteristics of the short-term repurchase agreements used by the Company to fund these investments. This primary objective was the basis for the Company’s hedge accounting treatment. The Company continually monitored the swaps to ensure that they were effective at changing the interest rate characteristics of the securities. A secondary objective was to offset fluctuations in the fair value of the securities caused by fluctuations in market interest rates.

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

          The valuations and other information used by the Company to monitor the effectiveness of its interest rate swap hedging strategy were obtained through multiple independent dealer quotes. This same information was used to record the investments and swaps in the Company’s financial statements and to determine the Company’s net asset value. The Company has never purchased or written options to enter into swaps.

Net Interest Income

          Net interest income totaled $13.1 million for the year ended December 31, 1999 compared to $32.0 for the year ended December 31, 1998. Net interest rate spread was 2.25% for the year ended December 31, 1999 compared to 1.09% for the year ended December 31, 1998.

          The table below shows the components of net interest income, yield on average interest earning assets by type and average cost of funds for the years ended December 31, 1999 and 1998.

                                       COMPONENTS OF NET INTEREST INCOME
                                            (dollars in thousands)

                                          Interest                    Yield
            Average    Interest           Income   Net Income         on           Average
            Amortized  Income   Average   on       on Con-            Average      Balance            Average
            Cost of    on       Cash      Cash     tractual  Total    Amortized     of         Total   Cost   Net
            Invest-    Invest-  Equiva-   Equiva-  Commit-   Interest Cost of     Repurchase  Interest of     Interest
            ments      ments    lents     lents    ments     Income   Investments Agreements  Expense  Funds  Income
            --------   ------   --------  -------  --------  -------  ----------  ----------- -------- -----  -------

For the
Years
Ended:
December
31, 1999  $ 358,370  $ 28,139  $34,990    $1,805    $--       $ 29,944  7.85%     $  302,736  $16,812 5.60%   $13,132

December
31, 1998 $2,836,370  $195,462  $44,770    $4,053    $(12,729) $186,786  6.86%     $2,684,296  $154,757 5.77%  $32,029

          The overall decrease in net interest income was due primarily to the Company’s substantially reduced investment portfolio. The net interest rate spread increased for the year ended December 31, 1999 compared to the year ended December 31, 1998 due primarily to the mix of Mortgage Assets in the Company’s portfolio, which contained a greater percentage of less liquid securities that finance at higher spreads.

Credit Considerations

          The Company did not experience credit losses on its investment portfolio for the years ended December 31, 1999 and 1998. At December 31, 1999 and 1998, the Company had limited its exposure to credit losses on its portfolio by holding 73% and 84%, respectively, of its investments in Mortgage Securities issued by FNMA, GNMA and FHLMC (including IOs, fixed/floating rate mortgage securities, fixed rate pass-through mortgage securities and principal-only mortgage securities).

General and Administrative Expenses

          General and administrative expenses were $4.3 million for the year ended December 31, 1999, consisting of consulting fees paid to BlackRock of $1.1 million, salary expense of $0.6 million, management fees paid to the Former Manager of $0.5 million and professional and other expenses of $2.1 million. There were no differences in the calculation of G&A expense for taxable and GAAP income purposes.

          Operating expense was $8.4 million for the year ended December 31, 1998, consisting of management fees paid to the Former Manager of $2.4 million, incentive fees paid to the Former Manager of $2.1 million, deferred stock expense of $1.1 million and professional and other expenses of $2.8 million.

                                                    G&A EXPENSE RATIOS
                                                   (dollars in thousands)
                                                                                     Total G&A    Total G&A
                                                                                       Expense/    Expense/
                                                                                       Average     Average
                          Manage-  Incen-    Consult-   Deferred    Other     Total    Interest    Stock-
                          ment     tive      ing        Stock       G&A        G&A     Earning     holders   Efficiency
                          Fees     Fees      Fees       Expense     Expense   Expense  Assets      Equity    Ratio
                          -----    ------    -------    --------    --------  -------  --------    -------   ----------

For the Years Ended:
    December 31, 1999    $  543    $   --    $1,125      $   --     $2,658    $4,326    1.09%      4.86%     32.94%
    December 31, 1998    $2,407    $2,123    $   --      $1,082     $2,772    $8,384     .27%      3.69%     26.18%

Net Loss and Return on Average Stockholders’ Equity

          Net loss was $(11.0) million for the year ended December 31, 1999 compared to $(80.3) million for the year ended December 31, 1998. Return on average stockholders’ equity for the year ended December 31, 1999 was (12.39)% compared to (35.35)% for the year ended December 31, 1998. The table below shows for the years ended December 31, 1999 and 1998 the Company’s net interest income, losses from investment activities, losses from impairment charges and G&A expense each as a percentage of average stockholders’ equity, and the return on average stockholders’ equity.

                               COMPONENTS OF RETURN ON AVERAGE STOCKHOLDERS' EQUITY

                                                                                      Return on
                                           Losses from    Losses from                 Average
                             Net Interest  Investment     Impairment                  Stockholders'
                             Income        Activities     Charges      G&A Expense    Equity
                             -----------   -----------    -----------  -----------    ------------

For the Years Ended:
     December 31, 1999        14.76%       (22.28)%       --           (4.86)%        (12.39)%
     December 31, 1998        14.10%       (23.09)%      (22.67)%      (3.69)%        (35.35)%

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

Financial Condition

           Investments

          As of December 31, 2000 and 1999, the Company’s portfolio consisted of:

                                                          As of December 31,

                                              2000                                 1999
                                              ----                                 -----
                                 Dollar Amount                        Dollar Amount
             Securities          (in millions)       Percentage       (in millions)       Percentage
             ----------          -------------       ----------       --------------      -----------

Agency Certificates.............    $ 275.2              86.5%           $  64.8             64.2%

Subordinate Interests...........        7.3               2.3%              18.6             18.4%

IOs.............................       31.3               9.8%               8.6              8.5%

Mortgage Loans..................        2.7               0.8%               3.8              3.8%

Other fixed-income assets.......        1.8               0.6%               5.2              5.1%
                                   --------                              -------

   Total........................   $  318.3                              $ 101.0
                                   ========                              =======

          The Company increased its portfolio of Mortgage Assets during the year ended December 31, 2000 by relevering its portfolio of Agency Certificates and IOs in an effort to increase its return on stockholders’ equity without exposing itself to substantial credit and interest rate risk. During the year ended December 31, 1999, the Company reduced its portfolio of Mortgage Assets in an attempt to reduce the portfolio’s susceptibility to basis and interest rate risk and to create additional liquidity in response to margin calls, amortization and prepayments. In addition, $9.0 million of Subordinate Interests carrying value at December 31, 1999 was subsequently determined to be other-than-temporarily impaired resulting in a net charge to stockholders’ equity during the year ended December 31, 2000. See “—Results of Operations—Year Ended December 31, 2000 Compared to Year Ended December 31, 1999—Net Income (Loss) Summary—Losses from Impairment Charges.”

          At December 31, 2000 and 1999, the Company had on its balance sheet $4.5 million and $26.1 million, respectively, of total unamortized discount (which is the difference between the remaining principal value and the current historical amortized cost of investments acquired at a price below principal value) and $1.2 million and $0.5 million, respectively, of total unamortized premium (which is the difference between the remaining principal amount and the current historical amortized cost of investments acquired at a price above principal value) included as part of the amortized cost of the Company’s Mortgage Assets. Unamortized discount balances are accreted as an increase in interest income over the life of Mortgage Assets purchased at a discount to principal value and unamortized premium balances are amortized as a decrease in interest income over the life of Mortgage Assets purchased at a premium to principal value.

          Mortgage principal repayments received were $24.1 million and $66.6 million for the years ended December 31, 2000 and 1999, respectively. In the event of a sustained increase in principal prepayment activity with respect to the Company’s Mortgage Assets, the amortization of the overall unamortized net discount on the Company’s Mortgage Assets would be accelerated resulting in an increase in net interest income.

          The tables below summarize the Company’s investments at December 31, 2000 and 1999.

                                 SECURITIES (EXCLUDING IOs)
                                   (dollars in thousands)

                                                          Amortized                Estimated
                                                          Cost to                  Fair Value   Weighted
                       Current                            Current                  to Current   Average
                       Principal   Net        Amortized   Principal   Estimated    Principal    Life
                       Amount      Discount   Cost        Amount      Fair Value   Amount       (Years)
                       ---------   ---------  ---------   ----------  ---------    -------      ---------

December 31, 2000      $284,768    $(3,419)   $281,349      98.80%     $284,263    99.82%       4.8
December 31, 1999      $133,227    $(25,812)  $107,415      80.63%      $88,578    66.48%       7.1

                                             MORTGAGE LOANS
                                         (dollars in thousands)

                                                          Amortized                Estimated
                                                          Cost to                  Fair Value   Weighted
                       Current                            Current                  to Current   Average
                       Principal   Net        Amortized   Principal   Estimated    Principal    Life
                       Amount      Premium    Cost        Amount      Fair Value   Amount       (Years)
                       ---------   ---------  ---------   ----------  ---------    -------      -------

December 31, 2000       $2,648      $52        $2,700       101.98%      $2,700     101.98%      17.1
December 31, 1999       $3,653     $151        $3,804       104.13%      $3,804     104.13%      18.3

                                             IO SECURITIES
                                        (dollars in thousands)

                                                Amortized                Estimated
                                                Cost to                  Fair Value   Weighted
                       Current                  Current                  to Current   Average
                       Notional     Amortized   Notional    Estimated    Notional     Life
                       Amount       Cost        Amount      Fair Value   Amount       (Years)
                       ---------    ---------   ---------   ----------   ---------    -------

December 31, 2000      $204,337     $37,886     18.54%      $31,298        15.32%        6.8
December 31, 1999       $56,322      $2,155     3.83%       $8,570         15.21%        7.1

          The table below shows gross and net unrealized gains and (losses) on all securities in the Company's portfolio at December 31, 2000 and 1999.

                                     UNREALIZED GAINS AND LOSSES

                                                    At December 31,
                                              2000                    1999
                                              ----                    ----
                                                 (dollars in thousands)

Unrealized Gain                            $  6,405                $   6,414
Unrealized Loss                             (10,079)                 (18,837)
                                            --------                 --------
Net Unrealized Loss                        $ (3,674)                $(12,423)
                                           =========                =========
Net Unrealized Loss as % of Investments
Principal/Notional Amount                    (0.75)%                 (6.43)%
Net Unrealized Loss as % of Investments
Amortized Cost                               (1.14)%                (10.96)%

          Gross unrealized loss at December 31, 1999 includes a $(8.5) million loss on mortgage subordinates that was subsequently determined to be other-than-temporarily impaired during the year ended December 31, 2000. See “—Results of Operations—Year Ended December 31, 2000 Compared to Year Ended December 31, 1999—Net Income (Loss) Summary—Losses from Impairment Charges.” This unrealized loss together with the remaining carrying value of those securities of $9.1 million that was on the balance sheet at the time of the determination was recognized in the Company’s statement of operations during the year ended December 31, 2000.

        The following table sets forth a schedule of Pass-Through Certificates and Mortgage Loans owned by the Company at December 31, 2000 and 1999 classified by issuer and by ratings categories.

                       PASS-THROUGH CERTIFICATES AND MORTGAGE LOANS BY ISSUER AND CREDIT RATING
                                                (dollars in thousands)

                                            December 31, 2000                     December 31, 1999
                                                                                  -----------------
                                     Carrying Value    Portfolio Mix    Carrying Value    Portfolio Mix
                                     --------------    -------------    --------------    -------------
Agency Certificates..............      $275,181          86.5%          $    64,801        64.2%
Privately Issued Certificates:
   A Rating......................         7,312           2.3%                  --           --
   BB/Ba Rating and Other........         1,770           0.6%               23,776        23.5%
IOs..............................        31,298           9.8%                8,570         8.5%
Mortgage Loans...................         2,700           0.8%                3,804         3.8%
                                          -----                               -----
              Total..............      $318,261                           $ 100,951
                                       ========                           =========

          At December 31, 1999, certain Privately-Issued Certificates (or Subordinate Interests) with a carrying value of $9.0 million were subsequently determined to be other-than-temporarily impaired resulting in a net charge to stockholders’ equity during the year ended December 31, 2000. See “—Results of Operations—Year Ended December 31, 2000 Compared to Year Ended December 31, 1999—Net Income (Loss) Summary—Losses from Impairment Charges.”

          The following tables set forth information about the Company’s portfolio of Subordinate Interests, IOs, and other fixed-income assets as of December 31, 2000 and 1999.

                                   SUBORDINATE INTERESTS
                                   (dollars in thousands)

                                Estimated Fair Value at December 31,
   Description                  2000                           1999
   -----------                  ----                           ----
   Commercial                   $7,312                         $18,561

At December 31, 1999, certain Subordinate Interests with an estimated fair value and carrying value of $9.0 million were subsequently determined to be other-than-temporarily impaired resulting in a net charge to stockholders’ equity during the year ended December 31, 2000. See “—Results of Operations —Year Ended December 31, 2000 Compared to Year Ended December 31, 1999 —Net Income (Loss) Summary —Losses from Impairment Charges.”

                                         IO SECURITIES
                                     (dollars in thousands)

                                          Estimated Fair Value at December 31,
   Description         Coupon               2000                    1999
   -----------         ------               ----                    ----
   Residential         Fixed              $25,112                   $    --
   Commercial          Fixed              $ 6,186                   $    --
   Residential         Floating           $    --                   $ 8,570

                                OTHER FIXED-INCOME ASSETS
                                  (dollars in thousands)

                                  Estimated Fair Value at December 31,
   Description                     2000                        1999
   -----------                     ----                        ----
   CBO/CLO                        $1,770                      $5,215

Borrowings

          To date, the Company’s debt has consisted entirely of borrowings collateralized by a pledge of the Company’s investments. These borrowings appear on the balance sheet as repurchase agreements. Substantially all of the Company’s investments are currently accepted as collateral for such borrowings. The Company has not established, and currently does not intend to establish, permanent lines of credit. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company’s financing objectives. At December 31, 2000 and 1999, the Company had borrowings outstanding from three and two lenders, respectively. Such borrowings are generally short-term (30-day term) and may be renewed by the lender at its discretion.

          During the year ended December 31, 2000, the term to maturity of the Company’s borrowings has ranged from one day to 30 days, with a weighted average remaining maturity of 11 days at December 31, 2000 while during 1999, the term to maturity ranged from one day to five years with a weighted average remaining maturity of 12 days at December 31, 1999. At December 31, 2000, the Company had outstanding $239.9 million of repurchase agreements compared to $44.0 million outstanding at December 31, 1999. All of the Company’s borrowings have a cost of funds which adjusts periodically based on a fixed spread over or under one-month LIBOR. At December 31, 2000 and 1999, the weighted average cost of funds for all of the Company’s borrowings was 6.7% and 5.9%, respectively. At December 31, 2000, investments actually pledged had an estimated fair value of $249.5 million compared to $45.4 million at December 31, 1999.

          During the first quarter of 1999, to improve its liquidity, the Company terminated a repurchase agreement with a broker-dealer with respect to $500 million of the Company’s Agency Certificates and recognized a loss of approximately $(8.5) million in the statement of operations.

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

          The availability of financing for the Company’s portfolio was stable during 2000 and 1999. This is in sharp contrast to the third and fourth quarters of 1998 which, due to events in the financial markets, saw a significant decline in the availability of financing. The Company responded by delevering its portfolio and selling approximately $1.3 billion of Mortgage Assets, including approximately $1.1 billion of Agency Certificates during that time.

          In November 1999, the Board of Directors increased the amount of Common Stock authorized to be repurchased under the Company’s stock repurchase program to $40 million. Pursuant to the repurchase program, for the year ended December 31, 2000, the Company used the proceeds of sales of, and payments from its portfolio securities to repurchase in open market transactions 825,600 shares of Common Stock for approximately $3.1 million. Such purchases were made at a weighted average price per share of $3.82 (excluding commission costs). For the year ended December 31, 1999, the Company used the proceeds of sales of, and payments from, its portfolio securities to repurchase 2,953,700 shares of Common Stock for approximately $10.3 million at a weighted average price per share of $3.50 (excluding commission costs).

Stockholders’ Equity

          The Company uses “available-for-sale” accounting treatment for its securities; these assets are carried on the balance sheet at estimated fair value rather than historical amortized cost. Based upon such “available-for-sale” accounting treatment, the Company’s stockholders’ equity base at December 31, 2000 was $63.4 million, or $4.52 per outstanding share, compared to $72.9 million, or $4.91 per outstanding share, at December 31, 1999. If the Company had used historical amortized cost accounting, the Company’s stockholders’ equity base at December 31, 2000 would have been $67.1 million, or $4.78 per outstanding share compared to $85.4 million, or $5.75 per outstanding share, at December 31, 1999.

          With the Company’s "available-for-sale" accounting treatment, unrealized fluctuations in estimated fair values of assets do not impact GAAP net income but rather are reflected on the balance sheet by changing the carrying value of the assets and reflecting the change in stockholders’ equity under "Accumulated Other Comprehensive Income (Loss)." By accounting for its assets in this manner, the Company hopes to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

          As a result of this mark-to-market accounting treatment, the book value and book value per share of the Company are likely to fluctuate far more than if the Company used historical amortized cost accounting. As a result, comparison with companies that use historical cost accounting for some or all of their balance sheet may be misleading.

          Unrealized changes in the estimated net fair value of securities have one direct effect on the Company’s potential earnings and dividends: positive mark-to-market changes will increase the Company’s stockholders’ equity base and allow the Company to increase its borrowing capacity while negative changes in the net market value of the Company’s securities might impair the Company’s liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. “Accumulated Other Comprehensive Income (Loss)” was $(3.7) million, or (1.14)% of the amortized cost of securities at December 31, 2000 and was $(12.4) million, or (10.96)% of the amortized cost of securities at December 31, 1999.

          The table below shows the Company’s stockholders’ equity capital base as reported and on a historical amortized cost basis at December 31, 2000 and 1999. The historical amortized cost stockholders’ equity basis is influenced by issuances of Common Stock, the level of GAAP earnings as compared to dividends declared, and other factors. The GAAP reported stockholders’ equity base is influenced by these factors plus changes in the “Accumulated Other Comprehensive Income (Loss)” account.

                                                          STOCKHOLDERS' EQUITY
                                              (dollars in thousands, except per share data)

                                    Historical                       GAAP       Historical      GAAP
                                    Amortized    Net Unrealized    Reported     Amortized     Reported
                                       Cost         Losses on    Stockholders'     Cost     Stockholders'
                                  Stockholders'    Securities       Equity     Stockholders'   Equity
                                      Equity        Available        Base         Equity     (Book Value
                                       Base          for Sale    (Book Value)   Per Share    Per Share)

At December 31, 2000                 $  67,114      $ (3,674)      $  63,440      $4.78         $4.52
At December 31, 1999                 $  85,415      $(12,423)      $  72,992      $5.75         $4.91

           During the year ended December 31, 2000, certain Subordinate Interests with an amortized cost of $17.5 million, an unrealized loss of $(8.5) million and an estimated fair value and carrying value of $9.0 million as of December 31, 1999 were subsequently determined to be other-than-temporarily impaired during the year ended December 31, 2000. As a result, the Company recognized a net charge to stockholders' equity during the year ended December 31, 2000 of $(9.1) million representing the remaining carrying value of those securities at the time of the determination. See "—Results of Operations—Year Ended December 31, 2000 Compared to Year Ended December 31, 1999—Net Income (Loss) Summary—Losses from Impairment Charges."

Capital and Leverage Strategies

          The Company’s operations were leveraged approximately 5.2 to 1 at December 31, 2000 compared to approximately 1.6 to 1 at December 31, 1999. During the six months ended December 31, 2000, the Company, in an effort to increase its return on stockholders’ equity without exposing itself to substantial credit and interest rate risk, increased its portfolio of Agency Certificates and Mortgage Derivatives. As a result, the financing used to maintain this portfolio was also increased. Consequently, the Company’s equity-to-assets ratio decreased to approximately 19% at December 31, 2000 from approximately 62% at December 31, 1999. During the year ended December 31, 2000, that ratio ranged from a high of approximately 62% to a low of approximately 18% compared to a range of a high of approximately 62% to a low of approximately 14% during 1999. Currently the Company finances most securities acquisitions primarily by borrowing against or “leveraging” its existing portfolio. The Company’s target for its equity-to-assets ratio depends on market conditions and other relevant factors.

          The equity-to-assets ratio is total stockholders’ equity as a percentage of total assets. The Company’s total stockholders’ equity, for purposes of this calculation, equals the Company’s stockholders’ equity determined in accordance with GAAP with the value of the Company’s investment portfolio on a marked-to-market-basis. For purchased Mortgage Assets, the Company obtains market quotes for its Mortgage Assets from independent broker-dealers that make markets in securities similar to those in the Company’s portfolio. The Board of Directors has discretion to deviate from or change the Company’s indebtedness policy at any time. However, the Company endeavors to maintain an adequate capital base to protect against interest rate environments in which the Company’s financing and hedging costs might exceed interest income from its Mortgage Assets. These conditions could occur, for example, when, due to interest rate fluctuations, interest income on the Company’s Mortgage Assets (which occur during periods, such as the first three quarters of 1998, of rapidly rising interest rates or during periods when the Mortgage Loans in the portfolio are prepaying rapidly) lags behind interest rate increases in the Company’s variable rate borrowings.

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

Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which requires that entities recognize all derivative instruments as assets or liabilities, measured at fair value. SFAS No. 133 also sets standards of accounting for the changes in the fair value of derivative instruments based upon the intended use and resulting hedging designation. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133,” which deferred the effective date of FASB No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." The Company has evaluated and determined that the adoption of the provisions of SFAS No. 133, as amended by SFAS No. 138, is not material to the Company's financial condition or results of operations.

Cautionary Statement Regarding Forward-Looking Statements

          Certain statements contained under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those described below:

•	The Company was organized in September 1997, has a limited operating history and has changed managers three times since its inception in late 1997.

•	The Company may cease operations and the Board of Directors may determine to adopt a plan of liquidation or consider a sale or merger of the Company.

•	Lehman Brothers Inc., as financial adviser to the Company, has attempted unsuccessfully to sell the Company.

•	The Company has experienced significant operating losses to date.

•	The Company’s investments are leveraged; there are no limitations on the Company’s borrowings.

•	Failure to maintain REIT status would subject the Company to corporate tax and an excise penalty tax and would reduce earnings and cash available for distribution to stockholders.

•	The Board of Directors determines the Company’s operating policies and strategies which may be changed without stockholder consent.

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

          The following table quantifies the potential changes in net portfolio value as of December 31, 2000 should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as interest-earning assets net of interest-bearing liabilities. All changes in value are measured as percentage changes from the projected net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2000 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                                   December 31, 2000
                                              Projected Percentage Change In
        Change in Interest Rate                   Net Portfolio Value
        -----------------------               ------------------------------
+ 200 Basis Points                                    (10.26)%
+ 100 Basis Points                                     (3.26)%
  Base Interest Rate                                     --
- 100 Basis Points                                     (3.85)%
- 200 Basis Points                                     (4.32)%

Asset and Liability Management

          Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. The Company’s objective is to attempt to control risks associated with interest rate movements. Methods for evaluating interest rate risk include an analysis of the Company’s interest rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

          The following table sets forth the estimated maturity or repricing of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2000. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) floating-rate securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and (ii) fixed-rate Mortgage Assets reflect estimated prepayments, which were estimated based on analyses of broker estimates. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company’s assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                       December 31, 2000
                                              ----------------------------------------------------------------
                                                                          More than 1
                                                Within 3      4 to 12      Year to 3      3 Years
                                                 Months        Months        Years        and Over      Total
                                              ------------  ------------  -----------    ----------   --------
                                                                         (dollars in thousands)
Rate-Sensitive Assets:
   Mortgage Assets..........................  $   110,885    $    --      $      --      $   207,376   $  318,261

Rate-Sensitive Liabilities:
   Repurchase agreements....................     (239,877)        --             --            --        (239,877)
                                                 ---------   -----------   ------------   -----------   ----------
Interest rate sensitivity gap...............  $  (128,992)   $    --      $      --      $   207,376   $   78,848
                                                 =========   ===========   ============   ===========   ==========
Cumulative interest rate sensitivity gap....  $  (128,992)   $ (128,992)  $ (128,992)    $    78,384   $   78,384
                                                 =========   ===========   ============   ===========   ==========
Cumulative interest rate sensitivity gap
   as a percentage of total rate-sensitive
   assets...................................        (40.5)%       (40.5)%      (40.5)%          24.6%       24.6%

Item 8.   Financial Statements and Supplementary Data.

          The financial statements of the Company and the related notes, together with the Independent Auditors’ Report thereon, are set forth beginning on page F-1 of this Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

          The information required by Item 10 as to directors and executive officers of the Company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the headings “Election of Directors” and “Management of the Company.”

          The Company is not aware of any family relationship between any director or executive officer.

Item 11.   Executive Compensation.

          The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the heading “Executive Compensation.”

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

2.

Schedules to Financial Statements: All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibits: See "Exhibit Index."

(b)

On October 6, 2000 the Company filed a Current Report on Form 8-K pursuant to Item 5, announcing that the Company’s Board of Directors authorized management to prepare a plan of liquidation and an on-going business plan for the Company and the appointment of two new directors, Mark Hobbs and Arthur House, and its acceptance of the resignation of two directors, Frederick Khedouri and Stuart Coleman.

On November 3, 2000 the Company filed a Current Report on Form 8-K pursuant to Item 5, regarding the Company’s extension of the management agreement with Mariner for an additional one-year term.

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

          "ASC" means Asset Securitization Corporation, an affiliate of Nomura.

          "Average Stockholders' Equity" means, for any period, stockholders’ equity, calculated in accordance with GAAP, excluding any mark-to-market adjustments of the investment portfolio.

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

          "Common Stock" means shares of the Company’s common stock, $.001 par value per share.

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

          "FASB" means the Financial Accounting Standards Board.

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

          "Interest in Real Property" means an interest in Mortgage Loans to the extent the principal balance of a mortgage does not exceed the fair market value of associated real property.

          "IRS" means the United States Internal Revenue Service.

          "Junk Bonds" means non-investment grade high yield corporate debt.

          "Lehman Brothers" means Lehman Brothers Inc.

          "LIBOR" means London Interbank Offered Rate.

        “Management Agreement” means the agreement by and between the Company and the Former Manager whereby the Former Manager agreed to perform certain services to the Company in exchange for certain fees.

          "Margin Call" means additional collateral that the Company would be required to deposit due to potential reverse repurchase agreements.

           "Mariner" means Mariner Mortgage Management, L.L.C.

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

          "Net Income" means the taxable income of the Company within the meaning of the Code, less capital gains and capital appreciation included in taxable income, but before the Former Manager’s fees and before deduction of dividends paid.

          "95% Gross Income Test" means the requirement for each taxable year that at least 95% of the Company’s gross income for each taxable year must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified Real Estate Assets or “qualified temporary investment income” (i.e., income derived from “new capital” within one year of the receipt of such capital), dividends, interest, and gains from the sale of stock or other securities (including certain interest rate swap or cap agreements, options, futures contracts, forward rate agreements, and similar financial instruments entered into to reduce the interest rate risk with respect to debt incurred to acquire Qualified Real Estate Assets) not held for sale in the ordinary course of business.

          "NOL" means net operating losses as calculated for tax purposes.

           "Nomura" means Nomura Securities International, Inc.

          "NYSE" means the New York Stock Exchange.

          "One Hundred Stockholder Date" means December 2, 1997.

          "Ownership Limit" means the limit set forth by the Charter of the Company which prohibits direct or indirect ownership by any person of more than 9.8% of the number of outstanding shares of Common Stock.

          "Pass-Through Certificates" means securities (or interests therein) other than Mortgage Derivative Securities and Subordinate Interests evidencing undivided ownership interests in a pool of Mortgage Loans, the holders of which receive a “pass-through” of the principal and interest paid in connection with the underlying Mortgage Loans in accordance with the holders’ respective, undivided interests in the pool. Pass-Through Certificates include Agency Certificates, as well as other certificates evidencing interests in loans secured by single-family residential, multi-family residential, commercial and/or other real property.

          "Privately-Issued Certificates" means privately-issued Pass-Through Certificates issued by a third party issuer which is not an Agency Certificate.

          "Prohibited Transaction" means a transaction involving a sale of dealer property, other than foreclosure property.

          “Principal Only” or “PO” means a type of Mortgage Security which receives a portion of the principal payments from an underlying pool of Mortgage Loans but will receive little or no interest payments.

          “Purported Transferee” means any intended transferee of a purported transfer.

          “Qualified Real Estate Assets” means real estate assets of the type described in Section 856(c)(5)(B) of the Code.

          "Qualified Temporary Investment Income" means income derived from "new capital" within one year of the receipt of such capital.

          "REIT" means Real Estate Investment Trust.

          “REIT Asset Tests” means at the close of each quarter of each taxable year the Company must meet the following requirements: (a) the 75% Asset Test; and (b) the value of securities held by the Company but not taken into account for purposes of the 75% Asset Test must not exceed (i) 5% of the value of the Company’s total assets in the case of securities of any one issuer, or (ii) 10% of the outstanding voting securities of any such issuer.

          “REIT Gross Income Tests” means for each taxable year, the Company must meet the 75% Gross Income Tests and the 95% Gross Income Test.

          “REIT Provisions of the Code” means Sections 856 through 860 of the Code.

          "REMIC" means a real estate mortgage investment conduit.

          "Securities Act" means the Securities Act of 1933, as amended.

          “70% Asset Group” is comprised of (i) securities which are rated within one of the two highest ratings categories by one of the rating agencies but not guaranteed by the U.S. government or an agency or instrumentality thereof, such as FHLMC and FNMA Certificates, (ii) securities which are unrated but are guaranteed by the U.S. government or an agency or instrumentality thereof or (iii) Mortgage Loans to borrowers who would otherwise meet FHLMC, FNMA or GNMA guidelines, except with respect to the size of the loans.

          “75% Asset Test” means at the close of each quarter of each taxable year that at least 75% of the value of the Company’s total assets must consist of Interests in Real Property, interests in mortgages on real property to the extent the principal balance of a mortgage does not exceed the fair market value of the associated real property, regular or residual interests in a REMIC or regular interests in a FASIT (except that, if less than 95% of the assets of a REMIC or FASIT consists of real estate assets (determined as if the Company held such assets), the Company will be treated as holding directly its proportionate share of the assets of such REMIC or FASIT ), shares of other REITs, government securities, temporary investments in stock or debt instruments closing the one year period following the Company’s receipt of certain new capital cash and cash items.

        “75% Gross Income Test” means for each taxable year that at least 75% of the Company’s gross income must be derived from certain specified real estate sources including interest income on Mortgage Loans and gain from the disposition of Qualified Real Estate Assets or “qualified temporary investment income,” i.e., income derived from “new capital” within one year of the receipt of such capital.

           "SFAS" means Statement of Financial Accounting Standards.

          “Special Tax Counsel” means the law firm of Stroock & Stroock & Lavan LLP.

          "Sub IO" means a subordinated interest-only security.

          “Subordinate Interests” means a class of Mortgage Securities that is junior to other classes of Mortgage Securities in the right to receive payments from the underlying Mortgage Loans.

          “Taxable Income” means for any year the taxable income of the Company for such year (excluding any net income derived either from property held primarily for sale to customers or from foreclosure property) subject to certain adjustments provided in the REIT Provisions of the Code.

          “Taxable Mortgage Pool” means a REIT that incurs debt obligations with two or more maturities and which are secured by assets such as the Mortgage Assets.

          “30% Asset Group” is comprised of the remainder of the Company’s total assets, which are expected to consist of Mortgage Loans not included in the 70% Asset Group, retained Subordinate Interests and fixed-income securities that are primarily Qualified Real Estate Assets but also will include non-investment grade high yield corporate debt.

LASER Mortgage Management, Inc.

INDEX TO FINANCIAL STATEMENTS

Page

INDEPENDENT AUDITORS' REPORT	F-2

FINANCIAL STATEMENTS:

Balance Sheets as of December 31, 2000 and 1999	F-3

Statements of Operations and Comprehensive Income for the years ended December 31, 2000, 1999 and 1998	F-4

Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998	F-5

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998	F-6

Notes to Financial Statements	F-7

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of
LASER Mortgage Management, Inc.

We have audited the accompanying balance sheets of LASER Mortgage Management, Inc. (the “Company”) as of December 31, 2000 and 1999, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, the Board of Directors has authorized management to prepare a plan of liquidation and to consider sale or merger alternatives. If a plan of liquidation is approved by the shareholders, the Company will adopt the liquidation basis of accounting.

Deloitte & Touche LLP
March 29, 2001

LASER Mortgage Management, Inc.

                                                                                         AS OF
BALANCE SHEETS                                                        DECEMBER 31, 2000           DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents......................................        $          3,542,209          $      16,065,024
Investment in securities at fair value.........................                 315,560,905                 97,147,637
Investment in mortgage loans at amortized cost.................                   2,699,838                  3,804,632
Interest rate agreement........................................                     380,000                         --
Interest and principal paydowns receivable.....................                   4,328,489                    840,459
Margin deposits on repurchase agreements.......................                          --                    425,000
Prepaid expenses...............................................                   1,416,792                         --
                                                                        -------------------          ------------------
         Total assets..........................................         $       327,928,233           $    118,282,752
                                                                        ===================          ==================
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
  Repurchase agreements........................................          $      239,877,000          $      44,018,000
  Payable for securities acquired..............................                  23,321,844                         --
  Accrued interest payable.....................................                     560,130                    149,260
  Accounts payable and accrued expenses........................                     729,703                  1,081,061
  Payable to manager...........................................                          --                     42,754
                                                                        -------------------          ------------------
         Total liabilities.....................................                 264,488,677                 45,291,075
                                                                        ===================          ==================
Stockholders' Equity:
  Common stock: par value $.001 per share;
    100,000,000 shares authorized
    20,118,749 shares issued...................................                      20,119                     20,119
  Additional paid-in capital...................................                 283,012,967                283,012,967
  Accumulated other comprehensive loss ........................                  (3,673,678)               (12,422,818)
  Accumulated distributions and losses.........................                (183,071,421)              (167,921,096)
  Treasury stock at cost (6,079,766 and 5,254,166 shares,                       (32,848,431)               (29,697,495)
respectively)..................................................
         Total stockholders' equity............................                  63,439,556                 72,991,677
                                                                        -------------------          ------------------
                Total liabilities and stockholders' equity.....           $     327,928,233          $     118,282,752
                                                                        ===================          ==================

                                        See notes to financial statements.

LASER Mortgage Management, Inc.

                                                                            FOR THE YEARS ENDED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME          DECEMBER 31,          DECEMBER 31,          DECEMBER 31,
                                                               2000                   1999                  1998
-------------------------------------------------------------------------------------------------------------------------------

Interest Income:
  Securities and mortgage loans.....................    $    17,194,218        $    28,139,101        $   182,733,402
  Cash and cash equivalents.........................          1,249,762              1,805,346              4,052,559
                                                        ---------------        ---------------        ---------------
         Total interest income......................         18,443,980             29,944,447            186,785,961
                                                        ---------------        ---------------        ---------------
Interest Expense:
  Repurchase agreements.............................         10,654,039             16,812,335            154,756,928
  Other.............................................             20,629                    --                     --
                                                        ---------------        ---------------        ---------------
         Total interest expense.....................         10,674,668             16,812,335            154,756,928
                                                        ---------------        ---------------        ---------------

Net interest income.................................          7,769,312             13,132,112             32,029,033

Net realized loss on sale of securities
and swaps...........................................         (1,125,623)           (19,828,790)           (52,442,984)

Unrealized loss on interest rate cap................         (2,580,000)                   --                      --

Impairment loss on securities.......................        (17,596,917)                   --             (51,473,981)

General and administrative expenses.................          1,617,097              4,325,681              8,383,812
                                                        ---------------        ---------------        ---------------
Net loss............................................    $   (15,150,325)       $   (11,022,359)       $   (80,271,744)
                                                        ================       ================       ===============

Other Comprehensive Income (Loss):

  Unrealized net gain (loss) on securities:
    Unrealized holding loss arising during the
      year..........................................        (9,973,400)            (17,505,679)           (67,792,734)
    Add: reclassification adjustment for net
    realized loss included in net loss..............        18,722,540              19,828,790             52,442,984
                                                        ---------------        ---------------        ---------------
Other comprehensive income (loss)...................         8,749,140               2,323,111            (15,349,750)
                                                        ---------------        ---------------        ---------------
Comprehensive loss..................................    $   (6,401,185)        $    (8,699,248)       $   (95,621,494)
                                                        ===============        ================       ===============

NET LOSS PER SHARE:
  Basic.............................................    $        (1.05)       $          (0.65)       $         (4.16)
                                                        ================       ================       ===============

  Diluted...........................................    $        (1.05)       $          (0.65)       $         (4.16)
                                                        ================       ================       ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic.............................................         14,369,081             16,925,143            19,313,865
                                                        ===============        ================       ===============
  Diluted...........................................         14,369,081             16,925,143            19,313,865
                                                        ===============        ================       ===============

                                        See notes to financial statements.

LASER Mortgage Management, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

                                                       Accumulated Other                                   Total
                                         Additional    Comprehensive      Accumulated          Treasury    Stock-
                           Common        Paid-in       Income             Distributions and    Stock       holders'
                           Stock         Capital       (Loss)             Losses               at Cost     Equity
---------------------------------------------------------------------------------------------------------------------

BALANCE,
DECEMBER
31, 1997......       $    20,020     $  281,840,175      $ 603,821       $   (30,196)        $    --    $ 282,433,820
                                                        -------------                                   --------------
Comprehensive
loss:
Net loss......             --                --               --         (80,271,744)             --      (80,271,744)
                                                                                                         --------------
Other
comprehensive
loss:

Unrealized holding
loss arising
during the
year..........             --                --        (67,792,734)             --                --      (67,792,734)

Reclass-
ification
adjustment
for net
realized loss
included in net
loss............           --                --         52,442,984              --                --       52,442,984
                                                       -------------                                     --------------
Other
comprehensive
loss                                                    (15,349,750)                                       (15,349,750)
                                                                                                         ---------------
Comprehensive
loss...........            --                --              --                 --                --       (95,621,494)

Common stock
issued.........             80          1,081,795            --                 --                --         1,081,875

Repurchase
of common
stock.........             --                --              --                 --          (19,348,394)   (19,348,394)

Dividends/
Distributions
declared -
$2.19 per share......      --                --              --          (40,989,031)             --       (40,989,031)
                      -----------     --------------     -----------     -------------     ------------   -------------
BALANCE,
DECEMBER
31, 1998.......       $ 20,100       $282,921,970      $(14,745,929)   $(121,290,971)      $(19,348,394)  $127,556,776
                                                       -------------                                      -------------
Comprehensive
loss:
Net loss........           --                --               --         (11,022,359)             --       (11,022,359)
                                                                                                          -------------

Other comprehensive
income:

Unrealized holding
loss arising
during the
year..........             --                --         (17,505,679)            --                --       (17,505,679)

Reclass-
ification
adjustment
for net realized
loss included
in net
loss..........             --                --         19,828,790              --                --        19,828,790
                                                       -------------                                      -------------
Other
comprehensive
income........             --                --           2,323,111             --                --        2,323,111
                                                                                                          -------------
Comprehensive
loss..........             --                --                                 --                --        (8,699,248)

Common stock
issued.........             19             90,997             --                --                --            91,016

Repurchase of
common
stock..........            --                --               --                --          (10,349,101)  (10,349,101)

Dividends/
Distributions
declared -
$2.00 per
share.........             --                --               --         (35,607,766)              --      (35,607,766)
                      -----------        -----------   -----------       -------------       -----------   -------------

BALANCE,
DECEMBER
31, 1999.......       $ 20,119       $283,012,967    $(12,422,818)     $(167,921,096)      $(29,697,495)   $72,991,677
                                                     -------------                                         -----------

Comprehensive
loss:

Net loss......            --               --                --          (15,150,325)              --      (15,150,325)
                                                                                                          ---------------
          ------------------
Other
comprehensive
income:

Unrealized
holding
loss arising
during the
year...........            --                --        (9,973,400)              --                 --       (9,973,400)

Re-
classification
adjustment
for net
realized loss
included in net
loss............           --               --         18,722,540               --                 --       18,722,540
                                                     -------------                                        -------------

Other
comprehensive
income..........           --               --          8,749,140               --                 --        8,749,140
                                                                                                           -------------
Comprehensive
loss............                                                                                            (6,401,185)

Repurchase
of common
stock...........           --               --                --                --           (3,150,936)    (3,150,936)
                     -------------    ---------------  ---------------   ----------------   -------------- ------------
BALANCE,
DECEMBER
31, 2000.........  $      20,119     $  283,012,967   $(3,673,678)     $(183,071,421)      $(32,848,431)   $63,439,556
                     =============    =============== ===============  =================   ============== =============
                                                                       See notes to financial statements

LASER Mortgage Management, Inc.

                                                                           FOR THE YEARS ENDED
STATEMENTS OF CASH FLOWS                                    DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                                2000               1999               1998
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss...............................................  $     (15,150,325) $     (11,022,359) $    (80,271,744)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Amortization of mortgage premiums and discounts, net          (835,665)         2,590,314        16,530,954
    Unrealized loss on interest rate cap...............          2,580,000                --                --
    Impairment loss on securities......................         17,596,917                --         51,473,981
    Net realized loss on sale of securities and swaps..          1,125,623         19,828,790        52,442,984
Change in assets and liabilities:
    (Increase) decrease in interest and principal               (3,488,030)         9,613,217        10,716,694
       paydowns receivable.............................
    Decrease in variation margin on swaps..............                --                 --          5,500,000
    Decrease (increase) in margin deposits on repurchase
       agreements......................................            425,000          6,692,098        (7,117,098)
    Increase in prepaid expenses.......................         (1,416,792)               --                --
    Increase (decrease) in accrued interest payable....            410,870         (2,296,977)       (5,902,594)
    (Decrease) increase in accounts payable and accrued
       expenses........................................           (351,357)           523,514        (1,198,640)
    (Decrease) increase in payable to manager..........            (42,754)        (1,082,246)          797,150
                                                         ------------------ ------------------ ----------------

Net cash provided by operating activities..............            853,487         24,846,351        42,971,687
                                                         -----------------  -----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities...............................       (511,979,144)       (42,695,021)   (3,048,607,756)
  Payable for securities acquired......................         23,321,844                --                 --
  Purchase of mortgage loans...........................                --                 --        (11,912,075)
  Purchase of interest rate agreement..................         (2,960,000)               --                 --
  Proceeds from sale of securities.....................        261,390,441        681,131,529     4,741,909,447
  Principal payments on securities and mortgage loans..         24,142,493         66,622,098       289,938,826
                                                         -----------------  -----------------  ----------------

Net cash (used in) provided by investing activities....       (206,084,366)       705,058,606     1,971,328,442
                                                         ------------------ -----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from repurchase agreements..................      1,706,908,627      3,512,626,247     37,254,535,571
  Repayment of repurchase agreements...................     (1,511,049,627)    (4,210,993,157)   (39,259,211,247)
  Payments for repurchase of common stock, net of
   issuances...........................................         (3,150,936)       (10,258,085)      (18,266,519)
  Distributions paid to stockholders...................                --         (35,607,766)      (43,591,632)
                                                         -----------------  ------------------ -----------------

Net cash provided by (used in) financing activities....        192,708,064       (744,232,761)   (2,066,533,827)
                                                         -----------------  ------------------ -----------------

Net decrease in cash and cash equivalents..............        (12,522,815)       (14,327,804)      (52,233,698)
Cash and cash equivalents at beginning of year.........         16,065,024         30,392,828        82,626,526
                                                         ------------------ -----------------  ----------------

Cash and cash equivalents at end of year...............  $       3,542,209  $      16,065,024  $     30,392,828
                                                         =================  =================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid........................................  $      10,054,489  $      19,109,312  $    160,659,522
                                                         =================  =================  ================

  Noncash financing activities:
    Net change in unrealized gain (loss) on
     available-for-sale securities.....................  $       8,749,140  $       2,323,111  $    (15,349,750)
                                                         =================  =================  =================

                                        See notes to financial statements.

LASER Mortgage Management, Inc.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

           LASER Mortgage Management, Inc. (the "Company") was incorporated in Maryland on September 3, 1997 and commenced operations on November 26, 1997.

          In March 2001, the Board of Directors authorized management and legal counsel to prepare a plan of liquidation. Concurrent with the preparation of the plan of liquidation, the Board of Directors has authorized management to engage a financial advisor to consider a sale or merger of the Company as an alternative to liquidation. If the Board of Directors approves the plan of liquidation, the Company expects that the plan will be submitted to shareholders for approval at the annual meeting scheduled to be held during the second or third quarter of 2001.

          During the first quarter of 2001, in contemplation of either a liquidation or sale of the Company, the Company has been reducing its portfolio of mortgage securities and the leverage financing used to maintain the portfolio. If a plan of liquidation is approved by the shareholders, the Company will adopt the liquidation basis of accounting. Because substantially all of the Company’s assets and liabilities are carried at or approximate fair value, management believes that adoption of liquidation basis accounting would not have a material impact on the Company’s financial statements. However, changes in market conditions, the timing of individual sales and other factors may affect the amounts ultimately realized, and those amounts may differ, perhaps materially, from the December 31, 2000 carrying values.

          A summary of the Company's significant accounting policies follows:

          Cash Equivalents - Cash equivalents consist of an overnight reverse repurchase agreement. The amount reported in the balance sheet represents the amount advanced under the agreement.

        Investments - The Company invests primarily in mortgage-backed securities and mortgage loans. The mortgage-backed securities include privately issued or U.S. government or agencies issued mortgage pass-through certificates, collateralized mortgage obligations and other securities representing interests in, or obligations backed by, pools of mortgage loans (collectively, “Mortgage Securities”). The Company may also invest in other debt and equity securities (“Other Securities” and, together with Mortgage Securities, “Securities”). The mortgage loans are secured by first or second liens on single-family residential, multi-family residential, commercial or other real property (“Mortgage Loans” and, together with Securities, “Investments”).

          In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company classifies its Securities as available-for-sale. The available-for-sale classification requires that those Securities be carried at estimated fair value, with unrealized gains and losses reported on the balance sheet as a separate component of stockholders’ equity within accumulated other comprehensive loss. This classification is appropriate since the Company may need to sell, from time to time, any of its Securities as part of its overall management of its balance sheet even though the Company generally intends to hold most of its Securities until maturity.

          Unrealized losses on Securities that are considered other-than-temporary, as measured by the amount of decline in estimated fair value attributable to factors other than temporary factors, are recognized in income and the cost basis of the Securities is adjusted. Other-than-temporary unrealized losses are based on management’s assessment of various factors affecting the expected cash flow from the Securities, including the level of interest rates, an other-than-temporary deterioration of the credit quality of the underlying mortgages, the credit protection available to the related mortgage pool and a significant change in the prepayment characteristics of the underlying collateral.

          The Company's Mortgage Loans are carried at their unpaid principal balance, net of unamortized discount or premium.

          Interest income is accrued based on the outstanding principal or notional amount of the Investments and their contractual terms. Premiums and discounts associated with the purchase of the Investments are amortized into interest income over the lives of the Investments using the effective yield method.

          Investment transactions are recorded on the date the Investments are purchased or sold. Purchases of newly issued Investments are recorded when all significant uncertainties regarding the characteristics of such Investments are removed, generally shortly before settlement date.

          Realized gains and losses on Investment transactions are determined on the specific identification basis.

          Interest Rate Agreements – The Company follows an interest-rate risk-management strategy designed to protect against the adverse effects of major interest rate changes through the use of derivative interest rate agreements. Interest rate agreements that have been used by the Company consist of a purchased interest rate cap (“cap”) and interest rate swaps (“swap”).

          A cap is a contractual agreement for which the Company pays an initial premium in return for subsequent cash flows to the Company to the extent that a specific interest rate index exceeds the contractual fixed rate, applied to a notional amount. The amount of the risk of loss on a cap is the premium paid. Caps are recorded at their estimated fair value with changes in fair value reported in the statement of operations. Interest payments received are recorded as a component of net interest income in the statement of operations.

           A swap is contractual agreement in which a series of interest rate cash flows are exchanged over a prescribed period based on a notional amount. Usually, swaps involve the exchange of fixed rate and floating rate interest payments. Swaps used by the Company that are designated as hedges of certain Securities are recorded at their estimated fair value with changes in fair value reported in accumulated other comprehensive loss on the balance sheet consistent with the reporting of unrealized gains and losses on the related Securities. Net payments or receipts on these swaps are recognized as adjustments to interest income as they accrue. Swaps not designated as hedges are carried at estimated fair value with changes reflected in the statement of operations. The realized gain or loss on terminated swaps is deferred and amortized as an interest yield adjustment over the shorter of the remaining original term of the swap or the remaining holding period of the Securities. Gains and losses on swaps associated with Securities that have been sold are recognized as part of the realized gain or loss on sale. The Company monitors the effectiveness of swap transactions by ensuring that the notional amount of the swap is less than the principal amount of the Securities being hedged, the maturity of the swaps do not exceed the maturity of the Securities being hedged and the interest rate index on the Securities being hedged correlates with the interest rate index for the paying leg of the swap.

          Repurchase Agreements– The Company utilizes repurchase agreements to finance most of its Investments. The repurchase agreements are collateralized by certain of the Company’s Investments and bear interest rates that generally move in close relation to the one-month London Interbank Offered Rate (“LIBOR”). The amount reported in the balance sheet represents the contractual amount to be repaid under such agreements.

          Securities Sold, Not Yet Purchased – Securities sold, not yet purchased represent an obligation to replace borrowed Securities that were sold. The Company carries the obligation at its estimated fair value with changes in fair value reported in the statement of operations. While the transaction is open, the interest accruing on the borrowed Securities represents an expense to the Company and is recorded as other interest expense in the statement of operations.

          Fair Value of Financial Instruments – SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The fair values of the Company’s Investments, interest rate agreements and securities sold, not yet purchased are based on prices and valuations provided by dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. The carrying value of cash equivalents, interest receivable and payable, repurchase agreements and other financial liabilities approximates their estimated fair value because of the short-term nature of these financial instruments.

          Income Taxes - The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) and intends to continue to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto. Accordingly, the Company should not be subjected to Federal income tax to the extent of its distributions to stockholders as long as certain asset, income and stock ownership tests are met.

          Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

           Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that entities recognize all derivative instruments as assets or liabilities measured at fair value. SFAS No. 133 also sets standards of accounting for the changes in the fair value of derivative instruments based upon the intended use and resulting hedging designation. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133,” which deferred the effective date of FASB No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." The Company has evaluated and determined that the adoption of the provisions of SFAS No. 133 as amended by SFAS No. 138, is not material to the Company’s financial condition or results of operations.

2.	MORTGAGE SECURITIES

          The following table sets forth the current principal amount, unamortized premium or discount, amortized cost, gross unrealized gains and losses and estimated fair values of the Company’s available-for-sale Mortgage Securities, excluding interest-only mortgage derivatives (“IOs”), as of December 31, 2000 and 1999:

                                    December 31, 2000

                          Agency
                          Fixed/
                         Floating                       Non-
                       Rate Mortgage    Mortgage      Mortgage
                        Securities    Subordinates  Subordinates      Total
                       ---------------------------------------------------------

Current principal      $271,728,664    $7,316,580   $5,722,553    $284,767,797
amount

Unamortized discount     (3,939,630)           --     (600,000)     (4,539,630)
Unamortized premium       1,117,677         2,684           --       1,120,361
                       -------------   -----------  -----------    ------------
Amortized cost          268,906,711     7,319,264    5,122,553     281,348,528

Gross unrealized gains    6,290,740            --           --       6,290,740

Gross unrealized
losses                      (16,251)       (7,256)  (3,352,893)     (3,376,400)
                       -------------   -----------  -----------    ------------
Estimated fair value   $275,181,200    $7,312,008   $1,769,660     $284,262,868
                       =============   ===========  ===========    ============

                                     December 31, 1999

                          Agency
                          Fixed/
                         Floating                       Non-
                       Rate Mortgage    Mortgage      Mortgage
                        Securities    Subordinates  Subordinates      Total
                       ---------------------------------------------------------

Current principal
amount                 $67,029,843    $59,760,702     $6,436,914   $133,227,459

Unamortized discount    (1,131,485)   (24,333,991)      (661,965)   (26,127,441)
Unamortized premium        314,971                                      314,971
                       -------------   -----------   -----------    ------------

Amortized cost          66,213,329     35,426,711      5,774,949    107,414,989

Gross unrealized
losses                  (1,411,395)   (16,866,092)      (559,880)   (18,837,367)
                       -------------   -----------   -----------    ------------

Estimated fair value   $64,801,934    $18,560,619     $5,215,069   $ 88,577,622
                       =============  ============   ===========    ============

           The current notional amount, amortized cost, gross unrealized gains and losses and estimated fair value of the Company’s available-for-sale IOs as of December 31, 2000 and December 31, 1999 are summarized as follows:

                                               December 31, 2000
                           Fixed Rate          Fixed Rate            Total
                           Residential         Commercial

Current notional amount    $104,492,206        $99,844,649         $204,336,855
                           ============        ===========         ============

Amortized cost             $ 31,815,356        $ 6,070,699         $ 37,886,055

Gross unrealized gains               --            114,987              114,987
Gross unrealized losses      (6,703,005)                --           (6,703,005)
                           -------------       ------------         ------------

Estimated fair value       $ 25,112,351        $ 6,185,686         $ 31,298,037
                           ============        ============        =============

                                          December 31,1999

                                            Floating Rate
                                            Residential

Current notional amount                  $    56,322,389
                                          ===============

Amortized cost                                $2,155,466

Gross unrealized gains                         6,414,549
Gross unrealized losses                             --
                                           ---------------

Estimated fair value                      $    8,570,015
                                           ===============

          The Company was notified in June 2000 of a default in a $50.0 million mortgage loan in a trust fund of which the Company owns subordinated interests. The Securities that are affected by this event are subordinated classes of Commercial Mortgage Pass-Through Certificates, Series 1997-D5 that represent beneficial ownership interests in a trust fund created by Asset Securitization Corporation (“ASC”), an affiliate of Nomura Securities International, Inc.(” Nomura”), at the time of the offering. Thereafter, a representative of Nomura notified a representative of the Company that the amount of the recovery of the Securities may be negligible. Accordingly, management increased the unrealized loss on those Securities at that time by approximately $(9.1) million representing the remaining total aggregate carrying value of those Securities, pending further developments.

          On October 23, 2000 the Company filed suit in the Southern District of New York against ASC, Nomura Asset Capital Corp. and Nomura alleging that the defendants defrauded the Company into purchasing approximately $19.0 million worth of ASC securities by failing to disclose, among other things, that one of largest loans in the mortgage pool was seriously troubled. The Company is seeking rescission of the purchase of the Securities. On December 8, 2000, the defendants filed a motion to dismiss the action, which motion is currently pending. During the quarter ended December 31, 2000, the Company recognized the probable other-than-temporary impairment of those Securities by charging the statement of operations and crediting accumulated other comprehensive loss on the balance sheet for the aggregate cumulative loss of $(17,596,917); such recognition had no further impact on stockholders’ equity from the time of the earlier increase in unrealized loss. A recovery of this Investment may be possible, but management is unable to predict the likelihood of this occurrence

          At the end of the first quarter of 1998, the majority of the Company’s IOs were LIBOR floating rate IOs. Most of these IOs were purchased in the fourth quarter of 1997 and were acquired to balance duration in the Company’s portfolio based on an evaluation of the then-current prepayments and shape of the yield curve, and the relative values of similar investments. Interest payments on these securities increase as one-month LIBOR increases. Due to this characteristic of option value, floating rate IOs trade at much lower yields than fixed rate IOs. By the end of the second and third quarter of 1998, the substantial decline in interest rates since the purchase of these IOs significantly increased the estimated prepayment speeds over the original prepayment speed estimates. In light of the continued flat yield curve, low levels of LIBOR and faster than expected prepayment rates actually occurring for an extended period of time, the Company decided that the impairment in market value was other-than-temporary. As a result, the Company recognized an aggregate other-than-temporary impairment charge of ($51,473,981) in the statement of operations for the year ended December 31, 1998 with approximately $(28,000,000) and $(21,000,000) being recognized during the second and third quarters, respectively, on all of its floating-rate and residential IOs representing the excess of the amortized cost of those IOs over their estimated fair value.

          In evaluating the impairment charge on the IOs, the Company employed current estimates of future prepayments that were obtained from independent sources. For IOs collateralized by fixed-rate pass-through mortgage securities issued by the Federal National Mortgage Association, Government National Mortgage Association and Federal Home Loan Mortgage Corporation (collectively, "Agency Fixed Rate Pass-Throughs"), the Company utilized the median lifetime projection prepayment speeds compiled and reported by Bloomberg L.P. from a survey of leading dealers in the mortgage market. For "private label" IOs (collateralized by non-government agency mortgage securities), the Company employed prepayment estimates from at least one independent dealer. The prepayment estimates typically take into consideration the current level and shape of the yield curve.

3.	MORTGAGE LOANS

           At December 31, 2000 and 1999, the Company’s Mortgage Loans were as follows:

                                               2000                   1999

Principal amount                   $         2,647,455    $         3,653,788
Unamortized premium                             52,383                150,844
                                   -------------------    -------------------
Amortized cost                     $         2,699,838    $         3,804,632
                                   ===================    ===================

          As of December 31, 2000 and 1999, the amortized cost of the Mortgage Loans approximated their estimated fair value.

4.	INTEREST RATE AGREEMENTS

Caps

          The Company used a cap to reduce the risk of rising interest rates on the cost of the short-term repurchase agreements used to finance its Investments.

          In May 2000, the Company purchased a cap with a notional amount of $100 million for a premium of $2,960,000. The cap agreement has a term of three years and provides for monthly payments of interest to the Company to the extent that the one-month LIBOR exceeds 6.54% as applied to the notional amount. At December 31, 2000, the cap had an estimated fair value of $380,000 and the Company recorded an unrealized loss of $(2,580,000) in the statement of operations. As a result of the subsequent reduction in interest rates, the Company closed out the cap in January 2001 for $260,000 and recognized an additional loss of $(120,000) in the statement of operations.

Swaps

           The Company used swaps primarily to change the interest rate characteristics of its Agency Fixed-Rate Pass-Throughs to floating rates to better correspond to the maturity and repricing characteristics of the short-term repurchase agreements used to fund these Securities and, to a lesser extent, offset fluctuations in the fair value of these Securities caused by fluctuations in market interest rates. Swaps were designated as hedges of certain of these Securities.

          In December 1997, the Company entered into swaps with an aggregate notional amount of $1,035,000,000 to hedge its available-for-sale portfolio of Agency Fixed-Rate Pass-Throughs. The Company continually monitored the swaps to ensure that they were effective at changing the interest rate characteristics of these Securities.

          In September 1998, the Company experienced margin calls and believed it prudent to increase its liquidity and, therefore, liquidated a large portion of these Securities. In conjunction with the liquidation of these Securities, the Company also discontinued hedge accounting for the related swaps with an aggregate notional amount of $485,000,000. The Company recognized the unrealized loss on these swaps as an element of the overall loss on the liquidation of the Securities of approximately $(26,000,000). In October 1998, the Company liquidated Agency Fixed–Rate Pass-Throughs in response to continued margin calls and the need for liquidity. The overall October 1998 loss on the liquidation of these Securities, including losses recognized upon suspension of hedge accounting for the remaining swap with a notional amount of $550,000,000, totaled approximately $(35,000,000). On the day of each suspension of hedge accounting, the affected swaps were closed out without additional gain or loss.

          The valuations and other information used by the Company to monitor the effectiveness of its swap hedging strategy were obtained through multiple independent dealer quotes. This same information was used to record the Investments and swaps in the Company’s financial statements and to determine the Company’s net asset value. The Company has never purchased or written options to enter into swaps.

          The Company did not enter into any interest rate swaps in 2000 or 1999.

5.	REPURCHASE AGREEMENTS

          The Company has entered into repurchase agreements to finance most of its investments. The repurchase agreements are collateralized by the market value of the Company’s Investments and bear interest rates that generally move in close relation to one-month LIBOR.

          As of December 31, 2000 and 1999, the Company had $ 239,877,000 and $44,018,000, respectively, of repurchase agreements outstanding with a weighted average borrowing rate of 6.66% and 5.90%, respectively, and a weighted average remaining maturity of 11 days and 12 days, respectively. All of the repurchase agreements outstanding at December 31, 2000 mature within 30 days. The associated accrued interest expense payable on the outstanding repurchase agreements amounted to $560,130 and $149,260 at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, the repurchase agreements were collateralized by investments that had an estimated fair value of approximately $249,500,000 and $45,400,000, respectively.

          During the first quarter of 1999, to improve its liquidity, the Company terminated a $500,000,000, five year repurchase agreement and recognized a loss of approximately $(8,500,000) in the statement of operations.

6.	STOCKHOLDERS’ EQUITY

          Common Stock - At each of December 31, 2000 and 1999, the Company had 100 million common shares authorized and 20,118,749 common shares issued.

          During the years ended December 31, 1999 and 1998, an aggregate of 80,000 shares and 18,750 shares, respectively, of common stock was issued as deferred stock awards to certain employees of the Company at a value of $91,016 and $1,081,875, respectively (see note 7).

          Dividends/Distributions - The Company declared and subsequently paid dividends and distributions in cash of $2.00 per share and $2.19 per share during the years ended December 31, 1999 and 1998, respectively.

          Treasury Stock - In 1998, the Board of Directors of the Company authorized the repurchase of up to $40.0 million of the Company’s common stock. Pursuant to the common stock repurchase program, the Company repurchased 825,600 shares, 2,953,700 shares and 2,300,466 shares of common stock for $3,150,936, $10,349,101 and $19,348,394 during the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, an aggregate 6,079,766 shares and 5,254,166 shares, respectively, of the Company’s issued common stock had been reacquired.

7.	LONG-TERM STOCK INCENTIVE PLAN

          The Company has adopted a Long-Term Stock Incentive Plan for directors, executive officers, and key employees (the “Incentive Plan”). The Incentive Plan authorizes the Compensation Committee of the Board of Directors to grant awards, including incentive stock options as defined under Section 422 of the Code (“ISOs”), options not so qualified (“NQSOs”) and deferred common stock. The Incentive Plan authorizes an aggregate of 2,066,666 shares of the Company’s common stock for the granting of options or other awards. The receipt of the awards is contingent upon the holder’s continued employment or service and the awards vests over a four-year period.

          The Company adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for the options. Accordingly, compensation cost for the options based on the fair value at the grant date for awards as promulgated by SFAS No. 123 has not been recognized. For the Company’s pro-forma net loss, the compensation cost was amortized over the four-year vesting period of the options and the resulting increase in net loss and net loss per share for the year ended December 31, 1998 would not have been material.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the year ended December 31, 1998: dividend yield of 11.47%; expected volatility of 18%; risk-free interest rate of 5.82%; and expected lives of ten years.

          The following table summarizes information about stock options outstanding as of December 31, 2000, 1999 and 1998:

                                                                   Weighted
                                                                    Average        Weighted
                             Range of                              Remaining       Average
                             Exercise          Options            Contractual      Exercise
                              Prices         Outstanding          Life (Yrs.)       Price

December  31, 2000            $ 0.00                0                 0.0          $ 0.00
December  31, 1999            $15.00           10,000                 8.0          $15.00
December  31, 1998            $15.00          220,000                 8.9          $15.00

          During the years ended December 31, 2000, 1999 and 1998, stock options of 10,000, 210,000 and 558,000, respectively, were terminated.

          At December 31, 2000 and 1999, there were no deferred common stock awards reserved for issuance. At December 31, 1998 and 1997, there were 140,000 and 400,000 deferred common stock awards reserved for issuance, respectively. During the years ended December 31, 1999 and 1998, 18,750 and 80,000 shares, respectively, of deferred common stock awards were issued at cost of $91,016 and $1,081,875, respectively (see note 6). All other deferred common stock awards previously granted to employees who have subsequently left the Company were terminated.

8.	EARNINGS (LOSS) PER SHARE ("EPS" or "LPS")

          Basic EPS is computed by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted EPS considers the effect of all dilutive potential common shares that were outstanding during the period under the Company’s Incentive Plan. Basic and diluted LPS for the years ended December 31, 2000, 1999 and 1998 was as follows:

                                        For the Year Ended
                                        December 31, 2000

                                    Net Loss         Shares         Per-Share
                                  (Numerator)    (Denominator)        Amount

Basic LPS                        $(15,150,325)     14,369,081    $      (1.05)
                                 =============  =============    =============

Diluted LPS                      $(15,150,325)     14,369,081    $      (1.05)
                                 =============  =============    =============

                                        For the Year Ended
                                        December 31, 1999

                                    Net Loss         Shares         Per-Share
                                  (Numerator)    (Denominator)        Amount

Basic LPS                        $(11,022,359)     16,925,143    $      (0.65)
                                 =============  =============    =============

Diluted LPS                      $(11,022,359)     16,925,143    $      (0.65)
                                 =============  =============    =============

                                      For the Year Ended
                                      December 31, 1998

                                    Net Loss         Shares         Per-Share
                                  (Numerator)    (Denominator)        Amount

Basic LPS                        $(80,271,744)     19,313,865    $      (4.16)
                                 =============  =============    =============

Diluted LPS                      $(80,288,794)     19,313,865    $      (4.16)
                                 =============  =============    =============

          For the years ended December 31, 2000 and 1999, there were no deferred common shares reserved for issuance. For the year ended December 31, 1998, there were 65,000 shares of common stock reserved for issuance but were excluded from the computation of diluted LPS for the year then ended because they were anti-dilutive.

          For the years ended December 31, 2000, 1999 and 1998, options to purchase 7,500, 100,000 and 298,000 shares of the Company’s common stock were outstanding, respectively, and were excluded from the computation of diluted LPS for the year then ended because they were anti-dilutive.

9.	MANAGEMENT AGREEMENTS

           Since November 1, 1999, Mariner Mortgage Management, L.L.C. ("Mariner") has served as the external manager of the Company and is responsible for the day-to-day management of the Company's Investments and operations.

          Under the current management agreement, which was entered into on November 1, 2000, Mariner is entitled to receive a (1) base management fee of $50,000 per month payable in cash and (2) an annual incentive fee payable in cash. The incentive fee will equal the number of shares outstanding on November 1, 2001, multiplied by:

•	10% of the difference between the market price (plus any distributions per share other than common stock) of the Company’s common stock on November 1, 2001 (or such earlier date, as set forth in the agreement) and $3.317 per share (which approximates the average closing price of the Company’s common stock for the fifteen days ended October 31, 2000) up to the equivalent of $3.50 per share;

•	15% of the difference over $3.50 per share up to $4.00 per share; and

•	20% of the difference over $4.00 per share.

          The current management agreement terminates on November 1, 2001, but is terminable by the Company without cause or penalty on 30 days’ notice and by Mariner on 90 days’ notice. In addition, under the terms of the current management agreement, Mariner is no longer entitled to receive a minimum fee if the Company adopts a plan of liquidation before the expiration of the agreement.

          For the period November 1, 1999 to November 1, 2000, the annual base fee under the terms of the management agreement was payable monthly in cash and based on 0.45% of the aggregate value of the Company's outstanding equity as of the end of such month; the annual incentive fee calculation for that period was similar to the current computation.

          Pursuant to the terms of the management agreement, the Company incurred base fees of $294,193 and $42,754 and no incentive fee for the years ended December 31, 2000 and 1999, respectively.

          Prior to November 1, 1999, the Company was engaged in a consulting arrangement with BlackRock Financial Management, Inc. ("BlackRock") and in a management agreement with LASER Advisers, Inc. (the "Former Manager").

          The management agreement with the Former Manager was terminated effective February 28, 1999. During the time the management agreement was in effect, it provided for an annual base management fee of 1.0% of average stockholders’ equity, as defined, and a quarterly incentive fee in an amount equal to 20% of the excess quarterly net income of the Company over a hurdle, all as defined.

          For the year ended December 31, 1999, the Company incurred consulting fees to BlackRock in the amount of $1,125,000; $500,000 was payable at December 31, 1999. Under the management agreement with the Former Manager, the Company incurred base management fees of approximately $500,000 and $2,407,000 for the years ended December 31, 1999 and 1998, respectively, and for the year ended December 31, 1998, an incentive fee of approximately $2,123,000; $1,125,000 of these fees were payable as of December 31, 1998.

10.	TAXABLE INCOME (LOSS)

          Revenue Procedure 99-17 provided securities and commodities traders with the ability to elect mark-to-market treatment for 1998 by including a statement with their timely filed 1998 tax return. The election applies for all future years as well unless revoked with the consent of the Internal Revenue Service (“IRS”). The Company elected mark-to-market treatment as a securities trader, and accordingly, recognizes gains and losses prior to the actual disposition of its Securities. Moreover, some if not all of those gains and losses, as well as some if not all gains or losses from actual dispositions of Securities, will be treated as ordinary in nature, and not capital, as they would be in the absence of this election. There is no assurance, however, that the Company’s election will not be challenged on the ground that it is not in fact a trader in Securities, or that it is only a trader with respect to some, but not all, of its Securities. As such, there is a risk that the Company will not be able to mark to market its Securities, or that it will be limited in its ability to recognize certain losses.

          Taxable income (loss) requires an annual calculation; consequently, for the year ended December 31, 2000, taxable income (loss) may be different from GAAP income (loss) as a result of differing treatment of the change in unrealized net gains (losses) on Securities transactions. For the Company’s tax purposes, the change in unrealized net gains (losses) will be recognized at the end of the year and will be aggregated with operating income (losses) to produce total taxable income (loss) for the year. For the year ended December 31, 2000, the Company had unrealized net gains of $8,749,140.

          For the years ended December 31, 2000, 1999 and 1998, net operating losses as calculated for tax purposes (“NOLs”) are estimated at approximately $(6,200,000), $(60,000,000) and $(52,500,000), respectively. NOLs generally may be carried forward for 20 years. The Company believes that during 1999 it experienced an “ownership change” within the meaning of Section 382 of the Code. Consequently, the Company’s use of NOLs generated before the ownership change to reduce taxable income after the ownership change will be subject to limitations under Code Section 382. Generally, Code Section 382 limits the use of NOLs in any year to the value of the Company’s common stock on the date of the ownership change multiplied by the long-term tax-exempt rate (published by the IRS) with respect to that date. The Company believes that the annual limitation with respect to the use of its NOLs is approximately $3,000,000. The Company believes that as of December 31, 2000, approximately $91,000,000 of the estimated cumulative NOL is subject to the annual limitation.

[Remainder of Page Intentionally Left Blank]

11.	SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

          The quarterly results of operations for the years ended December 31, 2000 and 1999 follow:

                                       Quarter Ended       Quarter Ended       Quarter Ended        Quarter Ended
                                       March 31, 2000      June 30, 2000       September 30, 2000   December 31, 2000
                                       --------------      -------------    ------------------    -----------------
                                                          (in thousands, except share and per share data)
Statements of Operations and
Comprehensive Income Data:
Interest income:
     Securities and mortgage
       loans.......................... $      1,884       $      3,362      $      6,005         $      5,943
     Cash and cash equivalents........          505                551               121                   73
                                           ----------         ----------        ----------           ---------
     Total interest income............        2,389              3,913             6,126                6,016
                                           ----------         ----------        ----------           ---------
Interest expense:
     Repurchase agreements.............         580              1,754             3,874                4,447
     Other.............................         --                 242               --                  (222)
                                           ----------         ----------        ----------           ---------
     Total interest expense............         580              1,996             3,874                4,225
                                           ----------         ----------        ----------           ---------
Net interest income.............              1,809              1,917             2,252                1,791
Net realized gain (loss) on sale of
  securities....................             (2,405)               393               371                  516
Unrealized loss on interest rate cap           --                  --                --                (2,580)
Impairment loss on securities...               --                  --                --               (17,597)
General and administrative expenses             792               (186)              319                  692
                                         ----------         -----------       ----------           ----------

Net income (loss)...............       $     (1,388)      $      2,496      $      2,304         $    (18,562)
                                         -----------        ----------        ----------           -----------

Other Comprehensive Income (Loss):
    Unrealized net gain (loss) on
securities:
     Unrealized holding gain (loss)
     arising during period......                 74            (10,803)              139                  617
     Add: reclassification
       adjustment for
       net realized loss (gain)
       included in net income
       (loss)....................             2,405               (393)              (371)             17,081
                                         ----------         -----------       -----------          ----------

    Other comprehensive income (loss)         2,479            (11,196)             (232)              17,698
                                         ----------         -----------       -----------          ----------

Comprehensive income (loss).....       $      1,091       $     (8,700)     $      2,072         $       (864)
                                         ==========         ===========       ==========           ===========

Net income (loss) per share:
     Basic......................       $      (0.09)      $        0.17     $        0.16        $       (1.32)
                                         ===========        ===========       ===========          ============
     Diluted....................       $      (0.09)      $        0.17     $        0.16        $       (1.32)
                                         ===========        ===========       ===========          ============
Weighted average number of shares
outstanding:
     Basic......................         14,847,825         14,557,790        14,038,983           14,038,983
                                         ==========         ==========        ==========           ==========
     Diluted....................         14,847,825         14,557,790        14,038,983           14,038,983
                                         ==========         ==========        ==========           ==========

                                       Quarter Ended       Quarter Ended       Quarter Ended        Quarter Ended
                                       March 31, 2000      June 30, 2000       September 30, 2000   December 31, 2000
                                       --------------      -------------    ------------------    -----------------
                                                          (in thousands, except share and per share data)
Statements of Operations and
Comprehensive Income
Data:
Interest income:

     Securities and Mortgage loans       $   15,553          $    6,643         $     3,854         $    2,089
     Cash and cash equivalents                  465                 523                 595                222
                                         ----------          ----------         -----------         ----------
     Total interest income......             16,018               7,166               4,449              2,311
                                         ----------          ----------         -----------         ----------
Interest expense:
     Repurchase agreements......             10,174               3,801               1,996                841
                                         ----------          ----------         -----------         ----------
Net interest income.............              5,844               3,365               2,453              1,470
Net realized gain (loss) on
   sale of securities...........            (17,569)             (3,655)             (2,191)             3,586
General and administrative expenses           1,450                 796                 945              1,134
                                       ------------          ----------         -----------         ----------

Net income (loss)...............         $  (13,175)         $   (1,086)        $      (683)        $    3,922
                                         -----------         -----------        ------------        ----------

Other Comprehensive Income (Loss):
Unrealized net gain (loss) on
securities:
    Unrealized holding gain (loss)
     arising during period......            (17,366)              1,053                (211)              (982)
     Add: reclassification
     adjustment for net
     realized loss (gain)                    17,569               3,655               2,191             (3,586)
                                         ----------         -----------         -----------         -----------
     included in net income
     (loss).....................
    Other comprehensive income (loss)           203               4,708               1,980             (4,568)
                                         ----------         -----------         -----------         -----------

Comprehensive income (loss).....         $   (12,972)         $   3,622         $     1,297         $     (646)
                                         ============         ==========        ============        ===========

Net income (loss) per share:
     Basic......................         $     (0.74)        $     (0.06)       $     (0.04)        $     0.26
                                         ============        ============       ============        ==========
     Diluted....................         $     (0.74)        $     (0.06)       $     (0.04)        $     0.26
                                         ============        ============       ============        ==========
Weighted average number of shares
outstanding:
     Basic......................          17,806,740          17,775,914          17,223,109        14,894,811
                                          ==========          ==========          ==========        ==========
     Diluted....................          17,806,740          17,775,914          17,223,109        14,894,811
                                          ==========          ==========          ==========        ==========

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York.

LASER MORTGAGE MANAGEMENT, INC. By: /s/ CHARLES R. HOWE II Charles R. Howe II Chief Financial Officer and Treasurer

Dated:     March 28, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ William J. Michaelcheck William J. Michaelcheck	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 28, 2001

/s/ Charles R. Howe II Charles R. Howe II	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2001

/s/ Ronald J. Artinian	Director	March 28, 2001

/s/ Mark Hobbs Mark Hobbs	Director	March 28, 2001

/s/ Arthur House Arthur House	Director	March 28, 2001

/s/ Jonathan Ilany Jonathan Ilany	Director	March 28, 2001

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-35673))

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-35673))

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-11 (File No. 333-35673))

10.1	1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-11 (File No. 333-35673))

10.2	Management Agreement between the Registrant and LASER Advisers, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 1997)

10.3	Dividend Reinvestment and Direct Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-11 (File No. 333-35673)) ending December 31, 1997)

10.4

Termination Agreement dated as of February 28, 1999 between the Registrant and LASER Advisers Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 28, 1999)

10.5

Consulting Agreement dated as of February 28, 1999 between the Registrant and BlackRock Financial Management, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 28, 1999)

10.6	Management Agreement between the Registrant and Mariner Mortgage Management, L.L.C. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 5, 1999)

10.7

First Amendment to the Management Agreement dated as of November 1, 2000 by and between the Registrant and Mariner Mortgage Management, L.L.C. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 3, 2000.)

23.1*	Consent of Deloitte & Touche LLP