Form 10-K/A
period 2000-12-31
LASER MORTGAGE MANAGEMENT INC
filed 2001-04-30
CIK 1046099

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10- K/A

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
c\o Mariner Mortgage Management, L.L.C.
65 East 55th Street, New York, New York 10022

Registrant's telephone number, including area code: (212) 758-2024

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, $.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: none

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

          At April 2, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $55,033,000, based upon the closing sale price of the Common Stock on the New York Stock Exchange on that date. At April 2, 2001, the Registrant had outstanding 14,038,983 shares of Common Stock.

GENERAL

          LASER Mortgage Management, Inc. ("LASER" or the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, (1) by amending its response for Item 1, "Business—Recent Developments" and "Business—Management Agreement with Mariner Mortgage Management, L.L.C." to give effect to the announcement on April 25, 2001 that the Board of Directors unanimously approved the liquidation and dissolution of the Company and (2) by deleting its responses for Items 10, 11, 12 and 13 contained in its Annual Report on Form 10-K filed April 2, 2001 and replacing such Items as set forth in this amendment.

PART I

Item 1. Business.

          Reference is made to the Glossary commencing on page 40 of the Form 10-K as originally filed for definitions of terms used in the following description of the Company's business.

General

          LASER Mortgage Management, Inc. (the "Company"), a Maryland corporation, is a specialty finance company, organized in September 1997, that invests primarily in mortgage-backed securities and mortgage loans. The mortgage-backed securities include mortgage pass-through certificates, collateralized mortgage obligations, other securities representing interests in, or obligations backed by, pools of mortgage loans and mortgage derivative securities (collectively, the "Mortgage Securities"). The mortgage loans are secured by first or second liens on single-family residential, multi-family residential, commercial or other real property (the "Mortgage Loans" and, together with the Mortgage Securities, the "Mortgage Assets"). See "—Description of Assets." Mariner Mortgage Management, L.L.C. ("Mariner"), an affiliate of Mariner Investment Group, Inc., manages the Company's day-to-day operations.

          The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its short taxable year ended December 31, 1997, and such election has not been revoked. The Company has qualified as a REIT for the taxable years since its inception, and generally will not be subject to federal income tax provided that it distributes its income to its stockholders and maintains its qualification as a REIT. See "—Federal Income Tax Considerations."

          As of December 31, 2000, based upon "available for sale" fair value accounting treatment, the Company's net asset value per outstanding share was $4.52 per share.

Recent Developments

          On March 7, 2001, the Company announced that its Board of Directors had authorized management and legal counsel to prepare a plan of liquidation. If the Board of Directors approves the plan of liquidation, the Company expects that these materials will be submitted to shareholders for approval at the annual meeting scheduled to be held during the second or third quarter of 2001. Concurrent with the preparation of the plan of liquidation, the Board has authorized the Company's management to engage a financial advisor to consider a sale or merger of the Company as an alternative to liquidation. As presently envisioned, the plan of liquidation would provide for an initial distribution, after obtaining shareholder approval, of approximately $3.00 per share, with additional distributions of the Company's remaining assets expected to occur during the following three years. A final decision, however, has not been made and the amounts and timing of the actual distributions may be changed before the Board approves the plan of liquidation.

          On April 25, 2001, the Company announced that its Board of Directors unanimously approved the liquidation and dissolution of the Company. The Company expects that a plan of liquidation and dissolution will be submitted to shareholders for approval at the annual meeting scheduled to be held during the next three months. As presently envisioned, the plan of liquidation and dissolution would provide for an initial cash distribution, after obtaining approval of the Delaware Court of Chancery, of approximately $3.00 per share, with additional cash distributions resulting from the disposition of the Company's remaining assets expected to occur within the following three years, after providing for expenses.

          Mariner will continue to serve as the Company's manager pursuant to the existing management agreement. The term of the management agreement ends on November 1, 2001, however, the Company has the right to terminate the management agreement with 30 days' notice and Mariner has the right to terminate the management agreement with 90 days' notice without cause or penalty. The Board of Directors' adoption of the resolutions approving the liquidation and dissolution of the Company triggered the payment of a fee based on the Company's stock price to Mariner under the management agreement, which the Company expects to be approximately $1.2 million. Mariner will continue to receive its base fee under the management agreement of $50,000 a month until the management agreement ends or is terminated.

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

          The Company maintained a portfolio at its peak of approximately $3.8 billion of Mortgage Assets in June 1998. From June 1998 through March 2000, the Company delevered its portfolio by selling certain securities and repaying borrowings in an attempt to reduce the portfolio's susceptibility to basis and interest rate risk and to create additional liquidity. In November 1999, the Company announced that its Board of Directors authorized management to conduct a competitive sale of its less liquid portfolio assets as part of its ongoing program to reduce the volatility of the Company's assets. As of December 31, 2000, the remaining carrying value of these assets amounted to $1.8 million. During the six months ended December 31, 2000, the Company, in an effort to increase its return on stockholders' equity without exposing itself to substantial credit and interest rate risk, increased its portfolio of Agency Certificates and Mortgage Derivatives to $306.5 million at December 31, 2000 from $73.4 million at December 31, 1999. As a result, the financing used to maintain this portfolio was increased to $230.4 million at December 31, 2000 from $41.0 million at December 31, 1999.

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

          •           collateralized mortgage obligations ("CMOs"), including regular interests in real estate mortgage investment conduits ("REMICs"), which are fixed and adjustable rate debt obligations collateralized by Mortgage Loans or Pass-Through Certificates;

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

          •           Consistent with the Company's policy of maintaining its status as a REIT for federal income tax purposes, substantially all of the Company's assets consist of assets of the type described in Section 856(c)(5)(b) of the Code ("Qualified Real Estate Assets"). See "—Description of Assets" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments."

          •           The Company is required to invest at least 70% of its total assets (the "70% Asset Group") in:

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

          At December 31, 2000, 97% of the Company's total assets were in the 70% Asset Group.

          The remainder of the Company's assets, not to exceed 30% of its total assets (the "30% Asset Group"), may consist of Mortgage Loans (other than those included in the 70% Asset Group), retained Subordinate Interests and fixed-income securities (other than those included in the 70% Asset Group) that are primarily Qualified Real Estate Assets but also include non-investment grade high yield corporate debt. To attempt to minimize the potentially higher level of credit and liquidity risk of these securities, the Company has attempted to limit its investments in, and diversify its portfolio of, securities in the 30% Asset Group. At December 31, 2000, 3% of the Company's total assets were in the 30% Asset Group.

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

          As a requirement for maintaining REIT status, the Company intends to distribute to stockholders aggregate distributions equaling at least 95% (90% after 2000) of its Taxable Income. See "—Federal Income Tax Considerations." As described above, the Company anticipates making additional distributions of capital to stockholders from time to time, including in connection with a plan of liquidation if adopted by the Company's Board of Directors and stockholders. See "—Recent Developments." Subject to the limitations of applicable state securities and corporation laws, the Company may distribute capital by making purchases of its own capital stock or making distributions in excess of earnings.

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

          Capital and Leverage Policies

          The Company's operations were leveraged approximately 5.2 to 1 at December 31, 2000. At December 31, 2000, the Company's equity-to-assets ratio was approximately 19%, and ranged from a high of 62% to a low of 18% during 2000. Initially, the Company financed its acquisition of Mortgage Assets through proceeds of its initial public offering in December 1997 and several concurrent private placements, and subsequently financed any acquisitions primarily by borrowing against or "leveraging" its existing portfolio and using the proceeds to acquire additional Mortgage Assets. The Company's target for its equity-to-assets ratio depends on market conditions and other relevant factors.

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

          Repurchase agreements also require the Company to deposit additional collateral (a "margin call") or reduce its borrowings thereunder, if the market value of the pledged collateral declines. This may require the Company to sell Mortgage Assets to provide such additional collateral or to reduce the amount borrowed. If these sales were made at prices lower than the carrying value of the Mortgage Assets, the Company would experience losses. For example, during the third quarter of 1998, the Company was subject to numerous margin calls and was forced to sell Mortgage Assets to reduce the amount borrowed, which resulted in losses to the Company. See "— Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Year Ended December 31, 1999 Compared to Year Ended December 31, 1998—Net Loss Summary—Losses from Investment Activities."

          The Company has met every margin call to date initiated by its lenders. As of December 31, 2000, the Company's cash and cash equivalents balance was $3.5 million and the Company believes that it has sufficient assets to meet potential margin calls.

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

          In particular, when the Company earns income under such instruments, it will seek advice from Stroock & Stroock & Lavan LLP, its Special Tax Counsel, as to whether such income constitutes qualifying income for purposes of the 95% Gross Income Test and as to the proper characterization of such arrangements for purposes of the REIT Asset Tests. The "95% Gross Income Test" means the requirement for each taxable year that at least 95% of the Company's gross income for each taxable year must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified Real Estate Assets or "qualified temporary investment income" (i.e., income derived from "new capital" within one year of the receipt of such capital), dividends, interest and gains from the sale of stock or other securities (including certain interest rate swap or cap agreements, options, forward rate agreements and similar financial instruments entered into to reduce the interest rate risk with respect to debt incurred to acquire Qualified Real Estate Assets) not held for sale in the ordinary course of business. See "—Federal Income Tax Considerations—Requirements for Qualification—Gross Income Tests." This determination may result in the Company electing to bear a level of interest rate risk that could otherwise be hedged when Mariner believes, based on all relevant facts, that bearing such risk is advisable to maintain the Company's status as a REIT.

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

          In May 2000, the Company purchased a cap with a notional amount of $100 million for a premium of $3.0 million to reduce the risk of rising interest rates on the cost of the short-term repurchase agreements used to finance its investments. The cap agreement has a term of three years and provides for monthly payments of interest to the Company to the extent that the one-month London Interbank Offered Rate ("LIBOR") exceeds 6.54% as applied to the notional amount. At December 31, 2000, the cap had an estimated fair value of $0.4 million and the Company recorded an unrealized loss of $(2.6) million in the statement of operations. As a result of the subsequent reduction in interest rates, the Company closed out the cap in January 2001 for $0.3 million and recognized an additional loss of $(0.1) million in the statement of operations.

Description of Assets

          The Company is permitted to acquire the following types of investments subject to the operating restrictions described in "—Operating Policies and Strategies."

          Pass-through Certificates

          The Company's investments in Mortgage Securities are concentrated in Pass-Through Certificates. The Pass-Through Certificates the Company acquires consist primarily of fixed and adjustable rate Agency Certificates and Privately-Issued Certificates and represent interests in Mortgage Loans primarily secured by liens on single-family residential, multi-family residential and commercial real properties, but also may be secured by liens on other types of real property. As of December 31, 2000, 86% of the Company's portfolio consisted of Pass-Through Certificates.

          FHLMC Certificates. FHLMC is a privately-owned, government-sponsored enterprise created pursuant to an act of Congress. FHLMC purchases conventional conforming Mortgage Loans or participation interests therein and resells the loans and participations so purchased in the form of guaranteed, mortgage-backed securities. FHLMC guarantees to each holder of FHLMC Certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of the holder's pro rata share of the unpaid principal balance of the related Mortgage Loans, but does not guarantee the timely payment of scheduled principal of the underlying Mortgage Loans. The obligations of FHLMC under its guarantees are solely those of FHLMC and are not backed by the full faith and credit of the U.S. government. If FHLMC were unable to satisfy such obligations, distributions to holders of FHLMC Certificates would consist solely of payments and other recoveries on the underlying Mortgage Loans and, accordingly, monthly distributions to holders of FHLMC Certificates would be affected by delinquent payments and defaults on such Mortgage Loans.

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

          Subordinate Interests

          The Company is permitted to acquire Subordinate Interests in pools of Mortgage Loans securitized by others. The credit quality of Mortgage Loans and Mortgage Securities collateralized by underlying Mortgage Loans depends on a number of factors, including their loan-to-value ratio, their terms and the geographic diversification of the properties securing the Mortgage Loans and, in the case of multi-family and commercial properties, the creditworthiness of tenants. As of December 31, 2000, 2% of the Company's portfolio consisted of Subordinate Interests.

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

          Mortgage Derivatives

          The Company is permitted to invest in Mortgage Derivatives, including IOs, Inverse IOs, Sub IOs and floating rate derivatives. Mortgage Derivatives provide for the holder to receive interest only, principal only, or interest and principal in amounts that are disproportionate to those payable on the underlying Mortgage Loans. Payments on Mortgage Derivatives are highly sensitive to the rate of prepayments on the underlying Mortgage Loans. If the actual prepayment rate on such Mortgage Loans is more rapid than anticipated, the rates of return on Mortgage Derivatives representing the right to receive interest only or a disproportionately large amount of interest, i.e., IOs, would be likely to decline. Conversely, the rates of return on Mortgage Derivatives representing the right to receive principal only or a disproportionate amount of principal, i.e., POs, would be likely to increase in the event of rapid prepayments. As of December 31, 2000, 10% of the Company's portfolio consisted of Mortgage Derivatives, all of which were IOs.

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

          Mortgage Loans

          The Company is permitted to invest in fixed and adjustable-rate Mortgage Loans secured by first or second liens on single-family (one-to-four unit) residential, multi-family residential, commercial or other real property as part of its investment strategy. As of December 31, 2000, 1% of the Company's portfolio consisted of Mortgage Loans.

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

          Other Fixed-Income Assets

          The Company is permitted to invest in fixed-income securities that are not Mortgage Assets, including securities issued by corporations or issued or guaranteed by the U.S. government or its agencies or instrumentalities, loan participations, non-investment grade high yield corporate debt and collateralized bond obligations, denominated in U.S. dollars and foreign currencies. In connection with the Company's investment in such securities, particularly collateralized loan obligations and collateralized bond obligations, the Company is permitted to pay fees to unrelated third-party managers. A portion of these assets will be securities which are included in the 30% Asset Group. The Company will invest no more than 5% of its assets in such fixed-income securities. As of December 31, 2000, 1% of the Company's portfolio consisted of other fixed-income assets.

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

Management Agreement with Mariner Mortgage Management, L.L.C.

          Effective November 1, 1999, Mariner agreed to serve for one year as the external manager of the Company and be responsible for day-to-day management of the Company's investments and operations. William J. Michaelcheck, the Chairman of Mariner, was appointed President and Chief Executive Officer of the Company. Upon completion of the transition to Mariner, the Company terminated its consulting arrangement with BlackRock Financial Management, Inc. ("BlackRock") and Robert J. Gartner, who was Vice President of the Company and responsible for day-to-day investment decisions for the Company, resigned.

          Under the current management agreement, which was entered into on November 1, 2000, Mariner is entitled to receive a (1) base management fee of $50,000 per month payable in cash and (2) an annual incentive fee payable in cash. The incentive fee will equal the number of shares outstanding on November 1, 2001, multiplied by:

          •           10% of the difference between the 15-day average closing market price (plus any distributions per share other than Common Stock) of the Company's Common Stock preceding November 1, 2001 (or such earlier date, as set forth in the agreement) and $3.317 per share (which approximates the average closing price of the Company's Common Stock for the fifteen days ended October 31, 2000) up to the equivalent of $3.50 per share;

          •           15% of the difference over $3.50 per share up to $4.00 per share; and

          •           20% of the difference over $4.00 per share.

          The current management agreement terminates on November 1, 2001, but is terminable by the Company without cause or penalty on 30 days' notice and by Mariner on 90 days' notice. In addition, under the terms of the current management agreement, Mariner is no longer entitled to receive a minimum fee if the Company adopts a plan of liquidation.

          Pursuant to the terms of the Mariner management agreement in effect during the year ended December 31, 2000, the Company incurred base fees of $294,193 and no incentive fee. The Board of Directors' adoption on April 25, 2001 of the resolutions approving the liquidation and dissolution of the Company triggered the payment of a fee based on the Company's stock price to Mariner under the management agreement, which the Company expects to be approximately $1.2 million.

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

          For purposes of determining whether the Company complies with the 75% and 95% Gross Income Tests, gross income does not include gross income from "prohibited transactions." A "prohibited transaction" is one involving a sale of dealer property, other than foreclosure property. Net income from "prohibited transactions" is subject to a 100% tax. If the Company sells Mortgage Securities that it creates through Mortgage Loan securitizations, the Company may recognize income that, if sufficient to cause the Company to be treated as a dealer in Mortgage Securities for federal income tax purposes, could constitute "prohibited transaction" income. See "—Taxation of the Company."

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

          Revenue Procedure 99-17 provided securities and commodities traders with the ability to elect mark-to-market treatment for 1998 by including a statement with their timely filed 1998 tax return. The election applies for all future years as well unless revoked with the consent of the Internal Revenue Service (the "IRS"). The Company elected mark-to-market treatment as a securities trader, and accordingly, will recognize gains and losses prior to the actual disposition of its securities. Moreover, some if not all of these constructive gains and losses, as well as some if not all gains or losses from actual dispositions of securities, for both 1998 and beyond, will be treated as ordinary in nature, and not capital, as they would be in the absence of this election. There is no assurance, however, that the Company's election will not be challenged on the ground that it is not in fact a trader in securities, or that it is only a trader with respect to some, but not all, of its securities. As such, there is a risk that the Company will not be able to mark to market its securities, or that it will be limited in its ability to recognize certain losses.

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

          The Charter further provides that any transfer of shares of Common Stock that would result in disqualification of the Company as a REIT or that would (a) create a direct or constructive ownership of shares of stock in excess of the Ownership Limit, or (b) from and after December 2, 1997 (the "One Hundred Stockholder Date"), result in the shares of stock being beneficially owned (within the meaning Section 856(a) of the Code) by fewer than 100 persons (determined without reference to any rules of attribution), or (c) result in the Company being "closely held" within the meaning of Section 856(h) of the Code, will be null and void, and the intended transferee (the "purported transferee") will acquire no rights to such shares. Any purported transfer of shares that would result in a person owning (directly or constructively) shares in excess of the Ownership Limit (except as otherwise waived by the Board of Directors) due to the unenforceability of the transfer restrictions set forth above will constitute "Excess Securities." Excess Securities will automatically be deemed to have been transferred by operation of law to a trust to be established by the Company for the exclusive benefit of a charitable organization, until such time as the trustee of the trust, which shall be a banking institution designated as trustee by the Company, which is unaffiliated with either the Company or the purported transferee, retransfers the Excess Securities. Subject to the Ownership Limit, Excess Securities may be transferred by the trust to any person (if such transfer would not result in Excess Securities) at a price not to exceed the price paid by the purported transferee, the fair market value of the Excess Securities on the date of the purported transfer, at which point the Excess Securities will automatically cease to be Excess Securities. See "—Requirements for Qualification."

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

PART III

Item 10. Directors of the Registrant.

Directors

          The Company's Charter and bylaws provide that the Board of Directors will consist of five directors, divide the Board of Directors into three classes, Class I, II and III, with the classes serving staggered three-year terms, and provide that the number of directors may be changed by a majority vote of the entire Board of Directors. The Company's bylaws provide that, except in the case of a vacancy, a majority of the members of the Board of Directors will at all times be independent directors that are not affiliated directly or indirectly with Mariner Mortgage Management, L.L.C., the Company's investment manager ("Mariner"), and that any vacancies may be filled by a majority vote of the remaining directors.

          Our directors are as follows:

NAME                                     AGE     POSITION                             DIRECTOR SINCE

Ronald J. Artinian..................     54      Director - Class II                  2000
Mark W. Hobbs.......................     45      Director - Class I                   2000
Arthur House........................     58      Director - Class II                  2000
Jonathan Ilany......................     47      Director - Class III                 1998
William J. Michaelcheck.............     54      Chief Executive Officer,
                                                 Chairman and Director - Class III    1999

          The Company is not aware of any family relationship between any director or executive officer.

          Ronald J. Artinian is a private investor in First Real Estate Investment Trust of New Jersey and, since 1992, has been a member of its Board of Trustees and a member of its Executive and Audit Committees. Before his involvement with First Real Estate Investment Trust of New Jersey, Mr. Artinian held various positions at Smith Barney Inc. from 1989 to 1998, including Senior Managing Director - National Manager of Taxable Fixed Income, and was the Executive Vice President - National Manager of Taxable Fixed Income for Lehman Brothers Inc. from 1976 to 1989.

          Mark W. Hobbs has been a director of LASER since October 2000, and is currently President and Chief Operating Officer of J Net Enterprises, Inc., a NYSE-listed company. From 1995 until his appointment to J Net Enterprises in June 2000, Mr. Hobbs was a partner in Mariner Investment Group, Inc., an affiliate of Mariner. Prior to Mariner Investment Group, Inc., Mr. Hobbs was involved in private investing and financial consulting from 1991 to 1995. From 1982 to 1991, Mr. Hobbs was President of Rosewood Financial, Inc., a private investment management company.

          Arthur House has been a director of LASER since October 2000, and is currently President and Chief Executive Officer of Meridian Worldwide LLC, an international public affairs firm. Mr. House was formerly Senior Vice President, Corporate Affairs at Tenneco Inc., from June 1992 to September 1997.

          Jonathan Ilany has been a director of the Company since 1998 and an employee of Mariner Investment Group, Inc. since September 2000. Prior to joining Mariner Investment Group, Inc., Mr. Ilany was the Chief Executive Officer and a director of Angiosonics, Inc., a private medical device company with operations in the United States and Israel. Before joining Angiosonics, Inc. in 1996, Mr. Ilany had been, since 1987, a Senior Managing Director of Bear, Stearns & Co. Inc. ("Bear Stearns") and served on the Board of Directors of The Bear Stearns Companies Inc. until 1995.

          William J. Michaelcheck has been the President and Chief Executive Officer of the Company since November 1999 and the Chairman and sole member of Mariner since its inception in October 1999. Mr. Michaelcheck has been the Chairman and sole stockholder of Mariner Investment Group, Inc. since 1992. Formerly, he was Executive Vice President of The Bear Stearns Companies and a Senior Managing Director of Bear Stearns, where he was co-head of the Fixed-Income Department and also responsible for a large segment of the firm's trading activities and risk management. Mr. Michaelcheck joined Bear Stearns in 1979 as co-creator of the Government Bond Department, becoming a General Partner in 1981 and a Senior Managing Director when Bear Stearns became a publicly-held corporation. He was named Executive Vice President in 1987, and served on the firm's Executive Committee and Management and Compensation Committee until leaving Bear Stearns in October 1992.

Executive Officers

          See the information appearing under the caption "Executive Officers" of the Registrant in Part I of the Form 10-K.

Information Regarding the Board of Directors

          The Board of Directors has two standing committees: the Audit Committee and the Compensation Committee. Messrs. Artinian, Hobbs and House currently are independent directors and serve on the Audit Committee and the Compensation Committee. The Audit Committee is responsible for assisting the Board of Directors in fulfilling its oversight responsibilities by recommending independent auditors and reviewing the Company's financial reports and other financial information, the audit plan, the Company's systems of internal controls regarding accounting, finance, legal compliance and ethics, the audit report, the management letter and the Company's auditing, accounting and financial reporting process generally. The Compensation Committee is responsible for recommending to the Board of Directors the Company's executive compensation policies for the Company's executive officers and for administering the Company's Stock Incentive Plan.

          During 2000, there were six meetings of the Board of Directors and three meetings of the Audit Committee. Because the Company has no employees and our executive officers are employed by Mariner, the Compensation Committee did not need to hold any meetings in 2000.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

          Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all such reports they file.

          Based solely on a review of the copies of such reports furnished to the Company, or written representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with through December 31, 2000, except that Mr. Artinian failed to file timely a Form 3 for June 2000 and a Form 4 for July 2000 and Messrs. Hobbs and House failed to file timely a Form 3 for October 2000.

Item 11. Executive Compensation.

Executive Compensation

          The Company's executive officers are employed by Mariner and, accordingly, LASER did not pay any annual compensation to them for their services as executive officers in 2000. LASER did not enter into any employment agreements with its executive officers in 2000.

Grants of Awards

          During 2000, no deferred stock awards were granted. No stock options or stock appreciation rights were outstanding as of December 31, 2000 and none were owned by any of the Company's executive officers during 2000.

Compensation of Directors

          The Company pays each independent director compensation of $10,000 per annum and a fee of $500 for each meeting of the Board of Directors that he attends. The directors may be granted awards from time to time pursuant to the Company's 1997 Stock Incentive Plan. The Company reimburses each director for ordinary and necessary expenses related to such director's attendance at Board of Directors and committee meetings. During 2000, no options were granted to any directors under the 1997 Stock Incentive Plan.

Compensation Committee Interlocks and Insider Participation

          No interlocking relationship exists between members of the Company's Board of Directors or the Compensation Committee or officers responsible for compensation decisions and the Board of Directors or compensation committee of any other company, nor has such interlocking relationship existed in the past.

Performance Graph

          The following graph presents a comparison of cumulative total returns for the Company's common stock since the commencement of trading of the Company's common stock on November 27, 1997 through March 31, 2001 with the S&P 500 index and the Bloomberg L.P. BBREIT Mortgage Index ("MREIT"), a capitalization-weighted index of infinite life mortgage REITs having a market capitalization of $15 million or greater. The total return reflects stock price changes and the value of dividends and distributions for the Company's common stock and for each of the comparative indices. The graph assumes that the value of an investment in the Company's common stock and each index was $100 on November 26, 1997, and that all dividends were reinvested. The stock price performance on the graph is not necessarily indicative of future price performance.

Total Return Comparison

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
11/27/97
12/31/97
3/31/98
6/30/98
9/30/98
12/31/98
3/31/99
6/30/99
9/30/99
12/31/99
3/31/00
6/30/00
9/30/00
12/31/00
3/31/01
Laser Mortgage
Bloomberg Mortgage REIT Index
S&P 500

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
                     11/26/1997       12/31/1997       12/31/1998      12/31/1999       12/31/2000       3/31/2001
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
LASER                  $100.00          $100.00          $49.97          $58.67           $49.65           $56.61
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
Bloomberg              $100.00          $89.46           $73.06          $76.72           $85.71          $108.25
Mortgage REIT
Index
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
S&P 500                $100.00          $102.12         $131.30          $158.92          $144.46         $127.34
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information known to the Company with respect to beneficial ownership of its common stock as of April 13, 2001, by (i) each executive officer, director and nominee for director, (ii) any person known to the Company to be the beneficial owner of five percent or more of the common stock and (iii) all directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                                             SHARES
                                                                             ------
                                                                       BENEFICIALLY OWNED
                                                                       ------------------
 NAME AND ADDRESS OF BENEFICIAL OWNER (1)                           NUMBER
                                                                   OF SHARES         PERCENT

 William J. Michaelcheck (2) ...............................         836,900           5.96%
 Charles R. Howe II (2).....................................         836,900           5.96%
 Jonathan Ilany (2).........................................         836,900           5.96%
 Ronald J. Artinian*........................................           6,000           0.04%
 Mark W. Hobbs..............................................               0               *
 Arthur House...............................................               0               *
 Highfields Capital Management L.P. (3).....................       3,275,900          23.33%
 Legg Mason, Inc. (4).......................................       1,938,330          13.81%
 New Ellington Partners LP (5)..............................       1,475,000          10.51%
 Kingdon Capital Management LLC (6).........................       1,117,600           7.96%
 SLS Management (7).........................................       1,097,838           7.81%
 Warren E. Buffett (8)......................................         979,900           6.98%
 K Capital Partners LLC (9).................................         924,500           6.59%
 Jay Buck (10)..............................................         899,500           6.41%
 Mariner Investment Group, Inc. (2).........................         836,900           5.96%
 All directors and executive officers as a group (6 persons)         836,900           6.00%
_______________
*  Less than one percent
(1)	The address of each of the executive officers, directors and nominees for director of LASER is c/o LASER Mortgage Management, Inc., 65 East 55th Street, New York, New York 10022. The address of Highfields Capital Management L.P. is 200 Clarendon Street, 51st Floor, Boston, Massachusetts 02117. The address of Legg Mason, Inc. is 100 Light Street, Baltimore, Maryland 21202. The address of New Ellington Partners LP is 53 Forest Avenue, Old Greenwich, Connecticut 06870. The address of Kingdon Capital Management LLC is 152 West 57th Street, New York, New York 10019. The address of SLS Management, LLC is 140 West 57th Street, New York, New York 10019. The address of Warren E. Buffett is 1440 Kiewit Plaza, Omaha, Nebraska 68131. The address of K Capital Partners LLC is 441 Stuart Street, Boston, Massachusetts 02116. The address of Jay Buck is 104 Field Point Road, Greenwich, Connecticut 06830. The address of Mariner Investment Group, Inc. is 65 East 55th Street, New York, New York 10022.
(2)	Based on Schedule 13D filed on November 12, 1999. Includes all of the shares of common stock owned beneficially by clients advised by Mariner Investment Group, Inc., of which Mr. Michaelcheck is the sole stockholder, Mr. Howe is the Chief Financial Officer and Mr. Ilany is an employee.
(3)	Based on Schedule 13G filed on February 16, 1999.
(4)	Based on Schedule 13G filed on February 12, 1999. Includes all of the shares of common stock owned beneficially by certain mutual funds advised by Legg Mason, Inc.
(5)	Based on Schedule 13D filed on November 5, 1999.
(6)	Based on Schedule 13G/A filed on February 13, 2001
(7)	Based on Schedule 13G/A filed on February 14, 2001.
(8)	Based on Schedule 13G filed on April 13, 2001.
(9)	Based on Schedule 13G filed on September 17, 1999.
(10)	Based on Schedule 13G filed on July 24, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Since November 1, 1999, Mariner has served as the external manager of LASER and is responsible for day-to-day management of its investments and operations. William J. Michaelcheck, the Chairman of Mariner, was appointed LASER's President and Chief Executive Officer. Upon completion of the transition to Mariner, the Company terminated its consulting arrangement with BlackRock Financial Management and Robert J. Gartner, who was its Vice President and responsible for its day-to-day investment decisions, resigned.

          Under the current management agreement, which was entered into on November 1, 2000, Mariner is entitled to receive a (1) base management fee of $50,000 per month payable in cash and (2) an annual incentive fee payable in cash. The incentive fee will equal the number of shares outstanding on November 1, 2001, multiplied by:

          •           10% of the difference between the 15-day average closing market price (plus any distributions per share other than Common Stock) of LASER's common stock preceding November 1, 2001 (or such earlier date, as set forth in the agreement) and $3.317 per share (which approximates the average closing price of LASER's common stock for the fifteen days ended October 31, 2000) up to the equivalent of $3.50 per share;

          •           15% of the difference over $3.50 per share up to $4.00 per share; and

          •           20% of the difference over $4.00 per share.

          The current management agreement terminates on November 1, 2001, but is terminable by the Company without cause or penalty on 30 days' notice and by Mariner on 90 days' notice. In addition, under the terms of the current management agreement, Mariner is no longer entitled to receive a minimum fee if the Company adopts a plan of liquidation.

          Pursuant to the terms of the Mariner management agreement in effect during the year ended December 31, 2000, the Company incurred base fees of $294,193 and no incentive fee. The Board of Directors' adoption on April 25, 2001 of the resolutions approving the liquidation and dissolution of the Company triggered the payment of a fee based on the Company's stock price to Mariner under the management agreement, which the Company expects to be approximately $1.2 million.

          In January 2000, Charles R. Howe II, the Chief Financial Officer of the Manager, was appointed LASER's Vice President, Treasurer and Secretary. In September 2000, Jonathan Ilany became an employee of Mariner Investment Group, Inc. and ceased to be an independent director.

          Stuart H. Coleman, a partner in the law firm of Stroock & Stroock & Lavan LLP, was a director of LASER until he resigned in October 2000. That firm and Mr. Coleman perform legal services for the Company.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York.

LASER MORTGAGE MANAGEMENT, INC. By: /s/ CHARLES R. HOWE II Charles R. Howe II Chief Financial Officer and Treasurer

Dated: April 30, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Annual Report on Form 10-K/A has been signed below by the following persons in the capacities and on the date indicated.

SIGNATURE                          TITLE                                                 DATE
---------                          -----                                                 ----

/S/ WILLIAM J. MICHAELCHECK        Chief Executive Officer, Chairman and Director        April 30, 2001
---------------------------
William J. Michaelcheck            (Principal Executive Officer)

/S/ CHARLES R. HOWE II             Chief Financial Officer                               April 30, 2001
----------------------
Charles R. Howe II                 (Principal Financial and Accounting Officer)

/S/ RONALD J. ARTINIAN             Director                                              April 30, 2001
----------------------
Ronald J. Artinian

/S/ MARK W. HOBBS                  Director                                              April 30, 2001
-----------------
Mark Hobbs

/S/ ARTHUR HOUSE                   Director                                              April 30, 2001
----------------
Arthur House

/S/ JONATHAN  ILANY                Director                                              April 30, 2001
-------------------
Jonathan Ilany