Form 10-Q
period 2001-03-31
LASER MORTGAGE MANAGEMENT INC
filed 2001-05-15
CIK 1046099

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

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

c\o Mariner Mortgage Management, L.L.C.
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

Yes X No ___

          Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date: 14,038,983 shares of common stock, $0.001 par value, outstanding as of May 1, 2001.

LASER MORTGAGE MANAGEMENT, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Balance Sheets as of March 31, 2001 (Unaudited) and December 31, 2000	1

Statements of Operations and Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2001 and March 31, 2000	2

Statements of Stockholders' Equity (Unaudited) for the Three Months Ended March 31, 2001	3

Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2001 and March 31, 2000	4

Notes to Financial Statements (Unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

PART II. OTHER INFORMATION	24

Item 1. Legal Proceedings	24

Item 2. Changes in Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits and Reports on Form 8-K	24

PART I.   FINANCIAL INFORMATION

ITEM 1...FINANCIAL STATEMENTS

LASER Mortgage Management, Inc.                                                   AS OF
BALANCE SHEETS                                                MARCH 31, 2001          DECEMBER 31, 2000
                                                                (UNAUDITED)
ASSETS

Cash and cash equivalents.............................     $         46,966,943       $       3,542,209
Investment in securities at fair value................              123,047,578             315,560,905
Investment in mortgage loans at amortized cost........                2,413,404               2,699,838
Interest rate agreement...............................                       --                 380,000
Interest and principal paydowns receivable............                3,616,227               4,328,489
Prepaid expenses......................................                1,280,262               1,416,792
                                                           --------------------       -----------------
         Total assets.................................     $        177,324,414       $     327,928,233
                                                           ====================       =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements...............................     $        113,757,581       $     239,877,000
  Payable for securities acquired                                            --              23,321,844
  Accrued interest payable............................                  146,492                 560,130
  Accounts payable and accrued expenses...............                  771,594                 729,703
  Payable to manager..................................                1,219,285                      --
                                                           --------------------       -----------------
         Total liabilities............................              115,894,952             264,488,677
                                                           --------------------       -----------------

Stockholders' Equity:
  Common stock: par value $0.001 per share;
    100,000,000 shares authorized, 20,118,749
      shares issued...................................                   20,119                  20,119
  Additional paid-in capital..........................              283,012,967             283,012,967
  Accumulated other comprehensive loss................               (3,586,376)             (3,673,678)
  Accumulated distributions and losses................             (185,168,817)           (183,071,421)
  Treasury stock at cost (6,079,766 shares)                         (32,848,431)            (32,848,431)
                                                           --------------------       ------------------
         Total stockholders' equity...................               61,429,462              63,439,556
                                                           --------------------       ------------------

Total liabilities and stockholders' equity                 $        177,324,414       $     327,928,233
                                                           ====================       ==================

                                       See notes to financial statements.

LASER Mortgage Management, Inc.

                                                                              FOR THE THREE MONTHS ENDED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)        MARCH 31, 2001          MARCH 31, 2000

Interest income:
   Securities and mortgage loans..............................        $     5,099,426       $     1,884,320
   Cash and cash equivalents..................................                208,588               504,801
                                                                      ---------------       ---------------
       Total interest income..................................              5,308,014             2,389,121
                                                                      ---------------       ---------------

Interest expense:
   Repurchase agreements......................................              3,204,167               579,879
                                                                      ---------------       ---------------

Net interest income...........................................              2,103,847             1,809,242

Net realized loss on sale of securities.......................             (2,293,685)           (2,404,857)

Net loss on interest rate agreement...........................               (120,000)                   --

General and administrative expenses...........................              1,787,558               791,945
                                                                     ----------------      ----------------

Net loss......................................................       $     (2,097,396)     $     (1,387,560)
                                                                     -----------------     -----------------

Other Comprehensive Income (Loss):
   Unrealized net (loss) gain on securities:
   Unrealized holding (loss) gain arising during period.......             (2,206,383)               74,050
   Add: reclassification adjustment for net realized loss
       included in net loss...................................              2,293,685             2,404,857
                                                                      ---------------       ---------------
   Other comprehensive income.................................                 87,302             2,478,907
                                                                      ---------------       ---------------

Comprehensive (loss) income...................................        $    (2,010,094)      $     1,091,347
                                                                      ================      ===============

Net loss per share:
   Basic......................................................        $         (0.15)      $         (0.09)
                                                                      ================      ================

   Diluted....................................................        $         (0.15)      $         (0.09)
                                                                      ================      ================

Weighted average number of shares outstanding:
   Basic......................................................             14,038,983            14,847,825
                                                                      ===============       ===============

   Diluted....................................................             14,038,983            14,847,825
                                                                      ===============       ===============

                                        See notes to financial statements.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2001

------------------------------------------------------------------------------------------------------------------
                                                          ACCUMULATED
                                                             OTHER
                                            ADDITIONAL   COMPREHENSIVE    ACCUMULATED   TREASURY      TOTAL
                                 COMMON      PAID-IN        INCOME       DISTRIBUTIONS   STOCK     STOCKHOLDERS'
                                 STOCK       CAPITAL        (LOSS)         AND LOSSES   AT COST       EQUITY
------------------------------------------------------------------------------------------------------------------

BALANCE
   DECEMBER 31, 2000...........$ 20,119  $283,012,967    $(3,673,678)  $(183,071,421)  $(32,848,431)  $63,439,556
                                                         ------------                                 -----------

Comprehensive income:
  Net loss.....................      --            --             --      (2,097,396)            --    (2,097,396)
                                                                                                      ------------
  Other comprehensive income:
   Unrealized holding loss
   arising during the year           --            --     (2,206,383)             --             --    (2,206,383)
year
   Reclassification adjustment
     for net realized loss
     included in net loss......      --            --      2,293,685              --             --     2,293,685
                                                         -----------                                  -----------
  Other comprehensive income...      --            --         87,302              --             --        87,302
                                                                                                      -----------
Comprehensive income...........      --            --             --              --             --    (2,010,094)
                               --------  ------------    -----------    ------------    -----------  -------------

BALANCE
   MARCH 31, 2001..............$ 20,119  $283,012,967    $(3,586,376)  $(185,168,817)  $(32,848,431)  $61,429,462
                               ========  ============    ============  ==============  =============  ===========

                                        See notes to financial statements.

                                                                            FOR THE THREE MONTHS ENDED
---------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)                                  MARCH 31, 2001         MARCH 31, 2000
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................................        $   (2,097,396)       $   (1,387,560)
Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Amortization of mortgage premiums and discounts, net......              (202,408)             (168,925)
    Net realized loss on sale of securities and interest rate
      agreement...............................................             4,993,685             2,404,857
    Unrealized gain on interest rate agreement................            (2,580,000)                   --
Change in assets and liabilities:
    Decrease in interest and principal paydowns receivables...               712,262               424,185
    Decrease in margin deposits on repurchase agreement.......                    --               425,000
    Decrease (increase) in prepaid expenses...................               136,530            (1,908,823)
    (Decrease) increase in accrued interest payable...........              (413,638)              117,926
    Increase in accounts payable and accrued expenses.........                41,892               260,787
    Increase in payable to manager............................             1,219,285                22,214
                                                                      --------------        --------------

    Net cash provided by operating activities.................             1,810,212               189,661
                                                                      --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities........................................           (55,048,842)          (61,704,494)
Payable for securities acquired...............................           (23,321,844)                   --
Proceeds from sale of securities..............................           231,678,601            83,622,052
Proceeds from sale of interest rate agreement.................               260,000                    --
Principal payments on securities and mortgage loans...........            14,166,026             1,095,783
                                                                      --------------        --------------
    Net cash provided by investing activities.................           167,733,941            23,013,341
                                                                      --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements...........................         1,960,972,986            87,818,000
Repayments of repurchase agreements...........................        (2,087,092,405)          (81,273,000)
Payments for repurchase of common stock.......................                    --               (97,875)
                                                                      --------------         --------------
    Net cash provided by (used in) financing
    activities................................................          (126,119,419)            6,447,125
                                                                      ---------------       --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 43,424,734            29,650,127

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD.........................................             3,542,209            16,065,024
                                                                      --------------        --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD......................        $   46,966,943        $   45,715,151
                                                                      ==============        ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid...............................................        $    3,617,805        $      461,953
                                                                      ==============        ==============

  NONCASH FINANCING ACTIVITIES:
  Net change in unrealized gain on
    available-for-sale securities.............................        $       87,302        $    2,478,907
                                                                      ==============        ==============

                                            See notes to financial statements.

Laser Mortgage Management, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

           LASER Mortgage Management, Inc. (the "Company") was incorporated in Maryland on September 3, 1997. The Company commenced its operations on November 26, 1997.

          On April 25, 2001, the Board of Directors unanimously approved the liquidation and dissolution of the Company. The Company will submit a plan of liquidation and dissolution to stockholders for their approval at the annual meeting anticipated to be held during the next three months. Assuming stockholder approval, in accordance with the plan of liquidation and dissolution as it is presently envisioned, the Board of Directors would provide for an initial cash distribution, after obtaining approval of the Delaware Court of Chancery, of approximately $3.00 per outstanding common share, with additional cash distributions resulting from the disposition of the Company's remaining assets expected to occur within the following three years, after providing for expenses.

          On May 8, 2001, the Company filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission. The preliminary proxy statement seeks stockholder approval for, among other things, the proposed reincorporation of the Company under the laws of the State of Delaware through the merger of the Company with and into a newly formed, wholly-owned Delaware subsidiary of the Company, and the subsequent plan of liquidation and dissolution of the surviving Delaware entity.

          During the first quarter and continuing into the second quarter of 2001, in contemplation of either a liquidation or sale of the Company, the Company has been reducing its portfolio of mortgage securities and the leverage financing used to maintain the portfolio. If a plan of liquidation is approved by the stockholders, the Company will adopt the liquidation basis of accounting. Because substantially all of the Company's assets and liabilities are carried at approximate fair value, management believes that adoption of liquidation basis accounting would not have a material impact on the Company's financial statements. However, changes in market conditions, the timing of individual sales, and other factors may affect the amounts ultimately realized, and those amounts may differ, perhaps materially, from the March 31, 2001 carrying values.

          Basis of Presentation - The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial statements and the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in these financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2000. Operating results for any interim period are not necessarily indicative of results that may be expected for a full year. Prior period financial statements have been reclassified, where appropriate, to conform to the current presentation.

          A summary of the Company's significant accounting policies follows:

          Cash Equivalents - Cash equivalents consist of an overnight repurchase agreement. The amount reported in the balance sheet represents the amount advanced under the agreement.

          Investments - The Company invests primarily in mortgage-backed securities and mortgage loans. The mortgage-backed securities include privately issued or U.S. government or agency issued mortgage pass-through certificates, collateralized mortgage obligations and other securities representing interests in, or obligations backed by, pools of mortgage loans (collectively, "Mortgage Securities"). The Company may also invest in other debt and equity securities ("Other Securities" and, together with Mortgage Securities, "Securities"). The mortgage loans are secured by first or second liens on single-family residential, multi-family residential, commercial or other real property ("Mortgage Loans" and, together with Securities, "Investments").

          In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies its Securities as available-for-sale. The available-for-sale classification requires that those Securities be carried at estimated fair value, with unrealized gains and losses reported on the balance sheet as a separate component of stockholders' equity within accumulated other comprehensive loss. This classification is appropriate since the Company may need to sell, from time to time, any of its Securities as part of its overall management of its balance sheet.

          Unrealized losses on Securities that are considered other-than-temporary, as measured by the amount of decline in estimated fair value attributable to other-than-temporary factors, are recognized in income and the cost basis of the Securities is adjusted. Other-than-temporary unrealized losses are based on management's assessment of various factors affecting the expected cash flow from the Securities, including the level of interest rates, an other-than-temporary deterioration of the credit quality of the underlying mortgages, the credit protection available to the related mortgage pool and a significant change in the prepayment characteristics of the underlying collateral.

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

          Investment transactions are recorded on the date the Investments are purchased or sold. Purchases of newly-issued securities are recorded when all significant uncertainties regarding the characteristics of such Investments are removed, generally shortly before settlement date.

          Realized gains and losses on Investment transactions are determined on the specific identification basis.

          Interest Rate Agreements - The Company follows an interest-rate risk-management strategy designed to protect against the adverse effects of major interest rate changes through the use of derivative interest rate agreements. Interest rate agreements that have been used by the Company consist of a purchased interest rate cap ("cap") and interest rate swaps ("swap").

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

          A swap is a contractual agreement in which a series of interest rate cash flows are exchanged over a prescribed period based on a notional amount. Usually, swaps involve the exchange of fixed rate and floating rate interest payments. Swaps used by the Company that are designated as hedges of certain Securities are recorded at their estimated fair value with changes in fair value reported in accumulated other comprehensive loss on the balance sheet consistent with the reporting of unrealized gains and losses on the related Securities. Net payments or receipts on these swaps are recognized as adjustments to interest income as they accrue. Swaps not designated as hedges are carried at estimated fair value with changes reflected in the statement of operations. The realized gain or loss on terminated swaps is deferred and amortized as an interest yield adjustment over the shorter of the remaining original term of the swap or the remaining holding period of the Securities. Gains and losses on swaps associated with Securities that have been sold are recognized as part of the realized gain or loss on sale. The Company monitors the effectiveness of swap transactions by ensuring that the notional amount of the swap is less than the principal amount of the Securities being hedged, the maturity of the swaps do not exceed the maturity of the Securities being hedged and the interest rate index on the Securities being hedged correlates with the interest rate index for the paying leg of the swap.

          Repurchase Agreements – The Company utilizes repurchase agreements to finance most of its Investments. The repurchase agreements are collateralized by certain of the Company's Investments and bear interest rates that generally move in close relation to the one-month London Interbank Offered Rate ("LIBOR"). The amount reported in the balance sheet represents the contractual amount to be repaid under such agreements.

          Fair Value of Financial Instruments – SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The fair values of the Company's Investments, interest rate agreements and securities sold, not yet purchased are based on prices and valuations provided by dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. The carrying values of cash equivalents, interest receivable and payable, repurchase agreements and other financial assets and liabilities approximates their estimated fair value because of the short-term nature of these financial instruments.

          Income Taxes - The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") and intends to continue to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, the Company should not be subject to Federal income tax to the extent of its distributions to stockholders as long as certain asset, income and stock ownership tests are met.

          Use of Estimates - The preparation of financial statements in conformity with GAAP principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

           Recent Accounting Pronouncements - On January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of Statement No. 133." The adoption of the provisions of these accounting pronouncements with respect to the Company's sole derivative instrument at that time, the interest rate agreement, had no impact on the Company's financial condition or results of operations.

2.     MORTGAGE SECURITIES

          The following table sets forth the current principal amount, unamortized premium or discount, amortized cost, gross unrealized gains and losses and estimated fair values of the Company's available-for-sale Mortgage Securities, excluding interest-only mortgage derivatives ("IOs"), as of March 31, 2001 and December 31, 2000:

                              MARCH 31, 2001

                           AGENCY
                           FIXED/
                       FLOATING RATE          NON-
                          MORTGAGE          MORTGAGE
                         SECURITIES       SUBORDINATES         TOTAL

Current, principal    $112,150,529         $5,722,553     $117,873,082
amount

Unamortized discount    (1,192,950)          (600,000)      (1,792,950)
Unamortized premium        371,262                 --          371,262
                         ---------          ---------        ---------

Amortized cost         111,328,841          5,122,553      116,451,394

Gross unrealized         2,399,786                 --        2,399,786
gains
Gross unrealized                --          (3,352,893)      (3,352,893)
                         ---------          -----------      -----------
losses

Estimated fair value  $113,728,627         $1,769,660     $115,498,287
                      ============         ==========     ============

                         DECEMBER 31, 2000

                         AGENCY
                         FIXED/
                        FLOATING
                          RATE                       NON-
                        MORTGAGE     MORTGAGE       MORTGAGE
                       SECURITIES   SUBORDINATES   SUBORDINATES    TOTAL

Current principal     $271,728,664   $7,316,580     $5,722,553   $284,767,797
amount

Unamortized discount    (3,939,630)          --       (600,000)    (4,539,630)
Unamortized premium      1,117,677        2,684                     1,120,361
                      ------------   ----------      ---------   ------------

Amortized cost         268,906,711    7,319,264      5,122,553    281,348,528

Gross unrealized         6,290,740           --             --      6,290,740
gains
Gross unrealized           (16,251)      (7,256)    (3,352,893)    (3,376,400)
                      ------------   ----------     ----------   ------------
losses

Estimated fair value  $275,181,200   $7,312,008     $1,769,660   $284,262,868
                      ============   ==========     ==========   ============

          The current notional amount, amortized cost, gross unrealized gains and losses and estimated fair value of the Company's available-for-sale IOs as of March 31, 2001 and December 31, 2000 are summarized as follows:

                                                    MARCH 31, 2001
                                                        FIXED RATE
                                                       RESIDENTIAL

                   Current notional amount           $  37,051,737
                                                     =============

                   Amortized cost                    $  10,182,560

                   Gross unrealized gains                   --
                   Gross unrealized losses              (2,633,269)
                                                     --------------

                   Estimated fair value              $  7,549,291
                                                     ============

                                                    DECEMBER 31, 2000
                                FIXED RATE             FIXED RATE                TOTAL
                                RESIDENTIAL            COMMERCIAL

Current notional amount          $104,492,206           $99,844,649            $204,336,855
                                 ============           ===========            ============

Amortized cost                   $31,815,356            $ 6,070,699            $37,886,055

Gross unrealized gains                   --                 114,987                114,987
Gross unrealized losses           (6,703,005)                   --              (6,703,005)
                           ------------------     ----------------       ------------------

Estimated fair value             $25,112,351            $ 6,185,686            $31,298,037
                                 ===========            ===========            ===========

          On October 23, 2000 the Company filed suit in the Southern District of New York against Asset Securitization Corporation ("ASC"), Nomura Asset Capital Corporation and Nomura Securities International, Inc. alleging that the defendants defrauded the Company into purchasing approximately $19.0 million worth of ASC securities by failing to disclose, among other things, that one of largest loans in the mortgage pool was seriously troubled. The Company is seeking rescission of the purchase of the Securities. On December 8, 2000, the defendants filed a motion to dismiss the action, which motion is currently pending. During the fourth quarter of 2000, the Company recognized the probable other-than temporary impairment of the ASC securities. A recovery of this Investment may be possible, but management is unable to predict the likelihood of this occurrence.

3.     MORTGAGE LOANS

          At March 31, 2001 and December 31, 2000, the Company's Mortgage Loans were as follows:

                                    MARCH 31, 2001        DECEMBER 31, 2000

Principal amount                   $   2,386,067           $     2,647,455
Unamortized premium                       27,337                    52,383
                                   -------------           ---------------
Amortized cost                     $   2,413,404           $     2,699,838
                                   =============           ===============

          At March 31, 2001 and December 31, 2000, the amortized cost of the Mortgage Loans approximated their estimated fair value.

4.     INTEREST RATE AGREEMENTS

Caps

          The Company used a cap, during 2000 and continuing into January 2001, to reduce the risk of rising interest rates on the cost of the short-term repurchase agreements used to finance its Investments.

          As a result of the reduction in interest rates in January 2001, the Company closed out the existing cap, with a notional amount of $100.0 million, for $260,000 in cash and recognized a net loss of $(120,000) in the statement of operations that is comprised of a realized loss of $(2,700,000) and an unrealized gain of $2,580,000 from the reversal of the unrealized loss on the cap at December 31, 2000 due to its sale. During the second quarter of 2000, the Company purchased this cap for a premium of $2,960,000. The cap agreement had a term of three years and provided for monthly payments of interest to the Company to the extent that the one-month LIBOR exceeded 6.54% as applied to the notional amount. By December 31, 2000, the Company had recorded an unrealized loss of $(2,580,000) in the statement of operations with respect to the cap to reflect its estimated fair value of $380,000 in the balance sheet at that time.

5.     REPURCHASE AGREEMENTS

          The Company has entered into repurchase agreements to finance most of its Investments. The repurchase agreements are collateralized by the market value of the Company's Investments and bear interest rates that generally move in close relation to one-month LIBOR.

          At March 31, 2001 and December 31, 2000, the Company had $113,757,581 and $239,877,000, respectively, of repurchase agreements outstanding with a weighted average borrowing rate of 5.14% and 6.66%, respectively, and a weighted average remaining maturity of 1 day and 11 days, respectively. All of the repurchase agreements outstanding at March 31, 2001 mature within 30 days. The associated accrued interest expense payable on the outstanding repurchase agreements amounted to $146,492 and $560,130 at March 31, 2001 and December 31, 2000, respectively. At March 31, 2001 and December 31, 2000, the repurchase agreements were collateralized by Investments that had an estimated fair value of approximately $112,864,000 and $249,500,000, respectively.

6.     STOCKHOLDERS' EQUITY

          Treasury Stock - In 1998, the Board of Directors of the Company approved the repurchase of up to $40.0 million of the Company's common stock. The Company did not repurchase any shares during the three months ended March 31, 2001 and repurchased 25,000 shares for $97,875 during the three months ended March 31, 2000 pursuant to the common stock repurchase program. At each of March 31, 2001 and December 31, 2000, an aggregate 6,079,766 shares, respectively, of the Company's issued common stock had been reacquired.

7.     EARNINGS (LOSS) PER SHARE ("EPS" OR "LPS")

          Basic EPS is computed by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted EPS considers the effect of all dilutive potential common shares that were outstanding during the period under the Company's Long-Term Stock Incentive Plan. Basic and diluted LPS for the three months ended March 31, 2001 and 2000 was as follows:

                                   FOR THE THREE MONTHS ENDED
                                     MARCH 31, 2001
                    NET LOSS             SHARES           PER-SHARE
                  (NUMERATOR)         (DENOMINATOR)         AMOUNT

Basic LPS        $ (2,097,396)         14,038,983        $      (0.15)
                 =============         ==========        =============

Diluted LPS      $ (2,097,396)         14,038,983        $      (0.15)
                 =============         ==========        =============

                                   FOR THE THREE MONTHS ENDED
                                    MARCH 31, 2000
                    NET LOSS             SHARES           PER-SHARE
                  (NUMERATOR)         (DENOMINATOR)        AMOUNT

Basic LPS        $ (1,387,560)         14,847,825        $      (0.09)
                 =============         ==========        =============

Diluted LPS      $ (1,387,560)         14,847,825        $      (0.09)
                 =============         ==========        =============

          For the three months ended March 31, 2001 and 2000, there were no deferred common shares reserved for issuance.

          For the three months ended March 31, 2001, there were no outstanding options to purchase common shares of the Company. For the three months ended March 31, 2000, options to purchase 10,000 shares of the Company's common stock were outstanding and were excluded from the computation of diluted LPS for the three months then ended because the strike price ($15.00) was greater than the average daily market price of the Company's common stock for the period rendering them anti-dilutive.

8.     MANAGEMENT AGREEMENT

           Since November 1, 1999, Mariner Mortgage Management, L.L.C. ("Mariner") has served as the external manager of the Company and is responsible for the day-to-day management of the Company's Investments and operations.

          Under the current management agreement, which was entered into on November 1, 2000 and terminates on November 1, 2001, Mariner is entitled to be paid an incentive fee upon the earlier of (1) the termination date or (2) the date on which the Board of Directors adopts resolutions approving the liquidation and dissolution, referred to as the anniversary date, which they did on April 25, 2001, equal to the number of shares outstanding on the applicable date, multiplied by:

•	10% of the difference between the 15-day average closing market price (plus any distributions per share other than common stock) of the Company's common stock preceding November 1, 2001 (or such earlier anniversary date, as set forth in the agreement) and $3.317 per share (which approximates the average closing price of the Company's common stock for the fifteen days ended October 31, 2000) up to the equivalent of $3.50 per share;

•	15% of the difference between the 15-day average closing market price (plus any distributions per share other than common stock) of the Company's common stock preceding November 1, 2001 or on the anniversary date, whichever is earlier, and $3.50 per share up to $4.00 per share; and

•	20% of the difference between the 15-day average closing market price (plus any distributions per share other than common stock) of the Company's common stock preceding November 1, 2001 or on the anniversary date, whichever is earlier, and $4.00 per share.

          Based upon this calculation, an incentive fee of $1,219,285 was accrued in the financial statements as of March 31, 2001 and subsequently paid to Mariner. Mariner is not entitled to receive any other fee upon the adoption of the proposed plan of liquidation and dissolution.

          In accordance with the terms of the management agreement, Mariner will continue to receive its base management fee of $50,000 per month until the termination of the management agreement.

          For the period November 1, 1999 to November 1, 2000, the annual base fee under the terms of the management agreement was payable monthly in cash and based on 0.45% of the aggregate value of the Company's outstanding equity as of the end of such month; the annual incentive fee calculation for that period was similar to the current computation

          Pursuant to the terms of the Mariner management agreement in effect during the three months ended March 31, 2001 and 2000, the Company incurred base fees of $150,000 and $64,968, respectively, and incentive fees of $1,219,285 and $464,518, respectively.

          The current management agreement is terminable by the Company without cause or penalty on 30 days' notice and by Mariner on 90 days' notice.

* * * * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the Company's financial statements as of and for the three months ended March 31, 2001 and notes thereto and with the audited financial statements included in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2000.

Forward-Looking Statements

          "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding the Company and its business, which are not historical facts, are "forward-looking statements" that involve risks and uncertainties. Risks and uncertainties, which could cause results to differ from those discussed in the forward-looking statements herein, are listed in the Company's Annual Report filed on Form 10-K, as amended by Form 10-K/A.

General

Recent Developments

          On April 25, 2001, the Board of Directors unanimously approved the liquidation and dissolution of the Company. The Company will submit a plan of liquidation and dissolution to stockholders for their approval at the annual meeting anticipated to be held during the next three months. Assuming stockholder approval, in accordance with the plan of liquidation and dissolution as it is presently envisioned, the Board of Directors would provide for an initial cash distribution, after obtaining approval of the Delaware Court of Chancery, of approximately $3.00 per outstanding common share, with additional cash distributions resulting from the disposition of the Company's remaining assets expected to occur within the following three years, after providing for expenses.

          On May 8, 2001, the Company filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission. The preliminary proxy statement seeks stockholder approval for, among other things, the proposed reincorporation of the Company under the laws of the State of Delaware through the merger of the Company with and into a newly formed, wholly-owned Delaware subsidiary of the Company, and the subsequent plan of liquidation and dissolution of the surviving Delaware entity.

Results of Operations for the Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

Net Income (Loss) Summary

          General. For the three months ended March 31, 2001, the Company had net income of $1.5 million, or $0.11 per weighted average share, excluding aggregate net losses from investment activities and the interest rate agreement of $(2.4) million, or $(0.17) per share, and the accrued incentive fee of $(1.2) million, or $(0.09) per share. For the three months ended March 31, 2001, the weighted average number of shares of Common Stock outstanding was 14,038,983; no distributions or dividends were declared or paid and return on average equity was (2.5)% on an actual basis.

          For the three months ended March 31, 2000, the Company had net income of $1.5 million, or $0.10 per weighted average share, excluding a net loss from investment activities of $(2.4) million, or $(0.16) per share, and the accrued incentive fee of $(0.5) million, or $(0.03) per share. For the three months ended March 31, 2000, the weighted average number of shares of Common Stock outstanding was 14,847,825, no dividends or distributions were declared or paid and return on average equity was (1.89)% on an actual basis.

          Losses from investment activities. For the three months ended March 31, 2001, the Company sold securities and recorded a net realized loss of $(2.3) million, or $(0.16) per share. Also during this period, the Company recorded a $0.1 million increase in other comprehensive income from the unrealized net gain on securities for an overall net loss in stockholders' equity from securities of $(2.2) million.

          For the three months ended March 31, 2000, the Company sold securities and recorded a net realized loss of $(2.4) million or $(0.16) per share. Also during this period, the Company recorded a $2.5 million increase in other comprehensive income from the unrealized net gain on securities for an overall net gain in stockholders' equity from securities of $0.1 million.

Interest Income and Average Interest Earning Asset Yield

          The Company had average interest earning assets of $281.3 million for the three months ended March 31, 2001 compared to $133.1 million for the three months ended March 31, 2000. The Company earns interest income primarily from its portfolio of investments and cash equivalents. The table below shows, for the three months ended March 31, 2001 and 2000, the Company's average balance of cash equivalents, investments, the yields earned on each type of interest earning asset, the yield on average interest earning assets and total interest income.

                             AVERAGE INTEREST EARNING ASSETS YIELDS AND INTEREST INCOME
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
                                         Average     Average    Yield on     Average    Average
                              Average   Amortized   Interest     Average    Amortized   Interest   Total
                               Cash      Cost of     Earning      Cash       Cost of    Earning    Interest
                            Equivalents Investments  Assets    Equivalents Investments   Assets    Income
For the three months
  ended:
March 31, 2001              $  15,728  $ 265,568   $ 281,296       5.30%       7.68%      7.55%   $  5,308
March 31, 2000              $  33,250  $  99,897   $ 133,147       5.98%       7.55%      7.17%   $  2,389

          During the three months ended March 31, 2001, the Company began to reduce its portfolio of Mortgage Securities and Mortgage Derivatives in contemplation of a liquidation or sale of the Company.

Interest Expense and the Average Cost of Funds

          The Company incurs interest expense primarily from borrowed funds under short-term repurchase agreements that finance most of its portfolio of investments. Interest expense is calculated in the same manner for tax and GAAP purposes. The Company generally has structured its borrowings to closely correlate the Company's cost of borrowed funds with changes in one-month LIBOR, although the Company may choose to extend the maturity of its liabilities at any time, subject to the lender's consent.

          The table below shows, for the three months ended March 31, 2001 and 2000, the Company's average borrowed funds, interest expense and average cost of funds compared to average one and six-month LIBOR.

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
                    Average              Average    Average     Average    Average     Average    Average
                    Borrowed   Interest  Cost of    One-Month   Six-Month  Six-Month   One-Month  Six-Month
                      Funds     Expense    Funds      LIBOR       LIBOR      LIBOR       LIBOR      LIBOR
For the three
months ended:
March 31, 2001      $219,076   $ 3,204      5.85%      5.51%       5.18%      0.33%       0.34%      0.67%
March 31, 2000      $ 39,615   $   580      5.79%      5.92%       6.32%     (0.40)%     (0.13)%    (0.53)%

          During the first quarter of 2001, interest rates decreased primarily in connection with the interest rate setting actions taken by the Federal Reserve Board ("FRB") in comparison to the first quarter of 2000 during which interest rates increased due primarily to converse rate setting actions taken by the FRB.

Interest Rate Agreements

          The Company follows an interest-rate risk-management strategy designed to protect against the adverse effects of major interest rate changes through the use of derivative interest rate agreements. Interest rate agreements that have been used by the Company consist of a purchased interest rate cap ("cap") and interest rate swaps ("swaps").

          As a result of the reduction in interest rates in January 2001, the Company closed out the existing cap, with a notional amount of $100.0 million, for $0.3 million in cash and recognized a net loss of $(0.1) million in the statement of operations that is comprised of a realized loss of $(2.7) million and an unrealized gain of $2.6 million from the reversal of the unrealized loss on the cap at December 31, 2000 due to its sale. During the second quarter of 2000, the Company purchased this cap for a premium of $3.0 million to reduce the risk of rising interest rates on the cost of the short-term repurchase agreements used to finance its investments. The cap agreement had a term of three years and provided for monthly payments of interest to the Company to the extent that the one-month LIBOR exceeded 6.54% as applied to the notional amount. By December 31, 2000, the Company had recorded an unrealized loss of $(2.6) million in the statement of operations with respect to the cap to reflect its estimated fair value of $0.4 million in the balance sheet at that time.

          The Company did not enter into any swaps or caps during the three months ended March 31, 2001 and 2000.

Net Interest Income

          Net interest income, which equals total interest income less total interest expense, amounted to $2.1 million for the three months ended March 31, 2001 compared to $1.8 million for the three months ended March 31, 2000. Net interest rate spread, which equals the yield on the Company's interest earning assets (excluding cash and cash equivalents) less the average cost of funds for the period was 1.83% for the three months ended March 31, 2001 compared to 1.76% for the three months ended March 31, 2000.

          The table below shows the components of net interest income, yield on average interest earning assets and average cost of funds for the three months ended March 31, 2001 and 2000.

                                            COMPONENTS OF NET INTEREST INCOME
                                                  (dollars in thousands)

                                                                 Yield
                                                                  on
            Average                         Interest             Average    Average
            Amortized Interest    Average   Income on   Total   Amortized  Balance of   Total    Average    Net
            Cost of   Income on    Cash       Cash     Interest  Cost of   Repurchase Interest  Cost of  Interest
           Investment Investment Equivalent Equivalents Income  Investment Agreements  Expense    Funds    Income

For the
 three
months
ended:
March 31,
 2001      $265,568  $ 5,099     $15,728    $ 209      $ 5,308    7.68%    $219,076   $ 3,204    5.85%   $ 2,104
March 31,
 2000       $99,897  $ 1,884     $33,250    $ 505      $ 2,389    7.55%    $ 39,615   $   580    5.79%   $ 1,809

          The overall increase in net interest income was due primarily to the Company's higher average investment portfolio partially offset by the increased level of financing.

Credit Considerations

          At March 31, 2001 and December 31, 2000, the Company had limited its exposure to credit losses on its portfolio by holding 97% and 94%, respectively, of its investments in Mortgage Securities issued by FNMA, GNMA and FHLMC (including IOs, fixed/floating rate mortgage securities and fixed rate pass-through mortgage securities).

General and Administrative Expenses

          General and administrative expenses ("operating expense" or "G&A expense") for the three months ended March 31, 2001, consist of management and incentive fees incurred to Mariner of $1.4 million and professional and other expenses of $0.4 million. G&A expenses were $0.8 million for the three months ended March 31, 2000, consisting primarily of $0.5 million of management and incentive fees incurred to Mariner. There were no differences in the calculation of G&A expense for taxable and GAAP income purposes. The "Efficiency Ratio" is the G&A expense divided by the net interest income.

                                             G&A EXPENSE RATIOS
                                           (dollars in thousands)

                                                                    Total G&A
                                                                    Expense/    Total G&A
                                                                     Average     Expense/
                                                                    Interest     Average
                                                                     Earning   Stockholders'
                    Management  Incentive  Other G&A   Total G&A     Assets       Equity    Efficiency
                        Fee        Fee      Expense     Expense     (Actual)     (Actual)      Ratio

For the three
 months
ended:
March 31, 2001       $    150    $  1,219  $    419    $  1,788      0.64%         2.67%       84.97%
March 31, 2000       $     65    $    464  $    261    $    792      0.59%         1.08%       43.77%

Net Loss and Return on Average Stockholders' Equity

          Net loss was $(2.1) million for the three months ended March 31, 2001 compared to net loss of $(1.4) million for the three months ended March 31, 2000. Return on average stockholders' equity, on an actual basis, for the three months ended March 31, 2001 was (2.50)% compared to (1.89)% for the three months ended March 31, 2000.

          The table below shows, on an actual basis, for the three months ended March 31, 2001 and March 31, 2000 the Company's net interest income, losses from investment activities, and G&A expense each as a percentage of average stockholders' equity, and the return on average stockholders' equity.

                           COMPONENTS OF RETURN ON AVERAGE STOCKHOLDERS' EQUITY
                                                                                         Return on
                                                      Losses from                         Average
                                   Net Interest        Investment                      Stockholders'
                                      Income           Activities      G&A Expense        Equity

For the three months ended:
 March 31, 2001                         2.50%            (2.87)%           2.13%           (2.50)%
 March 31, 2000                         2.46%            (3.27)%           1.08%           (1.89)%

Distributions and Taxable Income

          The Company has elected to be taxed as a REIT under the Code. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of securities. For the three months ended March 31, 2001 and March 31, 2000, the Company did not make any capital distributions or declare any dividends.

          If the plan of liquidation and dissolution is adopted by the Company's stockholders, the Company currently contemplates that, unless the liquidation takes longer than 24 months, it will continue to qualify as a REIT prior to the final distribution of assets. However, in order for the Company to continue to qualify as a REIT, it must satisfy a number of asset, income and distribution tests, and there can be no assurances that it will be able to satisfy these tests throughout the period during which it would liquidate its assets.

Financial Condition

Investments

          As of March 31, 2001 and December 31, 2000, the Company's portfolio consisted of:

                                             AS OF MARCH 31, 2001                 AS OF DECEMBER 31, 2000
                                             --------------------                 -----------------------
                                        Dollar Amount                          Dollar Amount
            SECURITIES                  (IN MILLIONS)        PERCENTAGE        (IN MILLIONS)       PERCENTAGE
            ----------                  -------------        ----------        -------------       ----------
Agency Certificates................        $113.7              90.7%              $275.2              86.5%
Subordinate Interests..............          --                   --                 7.3               2.3%
IOs................................           7.6               6.0%                31.3               9.8%
Mortgage Loans.....................           2.4               1.9%                 2.7               0.8%
Other fixed-income assets..........           1.8               1.4%                 1.8               0.6%
                                     -------------------- ----------------- -------------------- ---------------
   Total...........................        $125.5             100.0%              $318.3             100.0%
                                     ==================== ================= ==================== ===============

          During the first quarter and continuing into the second quarter of 2001, in contemplation of either a liquidation or sale of the Company, the Company has been reducing its portfolio of Mortgage Securities and the leverage financing used to maintain the portfolio.

          At March 31, 2001 and December 31, 2000, the Company had on its balance sheet $1.8 million and $4.5 million, respectively, of total unamortized discount (which is the difference between the remaining principal value and the current historical amortized cost of investments acquired at a price below principal value) and $0.4 million and $1.2 million, respectively, of total unamortized premium (which is the difference between the remaining principal amount and the current historical amortized cost of investments acquired at a price above principal value) included as part of the amortized cost of the Company's Mortgage Assets. Unamortized discount balances are accreted as an increase in interest income over the life of Mortgage Assets purchased at a discount to principal value and unamortized premium balances are amortized as a decrease in interest income over the life of Mortgage Assets purchased at a premium to principal value.

          Mortgage principal repayments received were $14.2 million and $1.1 million for the three months ended March 31, 2001 and March 31, 2000, respectively. In the event of a sustained increase in principal prepayment activity with respect to the Company's Mortgage Assets, the amortization of the overall unamortized net discount on the Company's Mortgage Assets would be accelerated resulting in an increase in net interest income.

          The tables below summarize the Company's investments at March 31, 2001 and December 31, 2000.

                                             SECURITIES (EXCLUDING IOs)
                                           (dollars in thousands)
                                                               Amortized                 Estimated
                                                                Cost to                 Fair Value
                         Current                                Current                 to Current    Weighted
                        Principal      Net       Amortized     Principal    Estimated    Principal    Average
                         Amount      Discount       Cost        Amount      Fair Value    Amount    Life (Years)

March 31, 2001         $ 117,873   $   (1,422)  $  116,451      98.79%     $   115,498      97.99%       5.8
December 31, 2000      $ 284,768   $   (3,419)  $  281,349      98.80%     $   284,263      99.82%       4.8

                                               MORTGAGE LOANS
                                           (dollars in thousands)
                                                               Amortized                 Estimated
                                                                Cost to                 Fair Value
                         Current                                Current                 to Current    Weighted
                        Principal      Net       Amortized     Principal    Estimated    Principal    Average
                         Amount      Premium        Cost        Amount      Fair Value    Amount    Life (Years)

March 31, 2001         $ 2,386     $   27         $ 2,413        101.15%   $  2,413       101.15%        16.3
December 31, 2000      $ 2,648     $   52         $ 2,700        101.98%   $  2,700       101.98%        17.1

                                             IO SECURITIES
                                        (dollars in thousands)
                                                     Amortized                  Estimated
                                                      Cost to                  Fair Value
                             Current                  Current                  to Current    Weighted
                            Notional    Amortized     Notional     Estimated    Notional     Average
                             Amount        Cost        Amount     Fair Value     Amount    Life (Years)

March 31, 2001             $   37,052  $   10,183     27.48%     $    7,549        20.83%       3.9
December 31, 2000          $  204,337  $   37,886     18.54%     $   31,298        15.32%       6.8

          The table below shows gross and net unrealized gains and (losses) on all available-for-sale securities in the Company's portfolio at March 31, 2001 and December 31, 2000.

                                          UNREALIZED GAINS AND LOSSES
                                             (dollars in thousands)
                                                           AT MARCH 31, 2001            AT DECEMBER 31, 2000
                                                           -----------------            --------------------
Unrealized Gain                                              $        2,400               $        6,405
Unrealized Loss                                                      (5,986)                     (10,079)
                                                             ---------------              ---------------
Net Unrealized Loss                                          $       (3,586)              $       (3,674)
                                                             ===============              ===============
Net Unrealized Loss as % of  Investments
  Principal/Notional Amount                                           (2.28)%                      (0.75)%
Net Unrealized Loss as % of Investments Amortized Cost                (2.78)%                      (1.14)%

          The following table sets forth a schedule of Pass-Through Certificates and Mortgage Loans owned by the Company at March 31, 2001 and December 31, 2000 classified by issuer and by ratings categories.

                        PASS-THROUGH CERTIFICATES AND MORTGAGE LOANS BY ISSUER AND CREDIT RATING
                                                 (dollars in thousands)

                                             AT MARCH 31, 2001                       AT DECEMBER 31, 2000
                                             -----------------                       --------------------
                                     CARRYING VALUE       PORTFOLIO MIX      CARRYING VALUE       PORTFOLIO MIX
                                     --------------       -------------      --------------       -------------
Agency Certificates..............    $    113,729             90.7%          $   275,181              86.5%
Privately Issued Certificates:
   A Rating......................              --               --                 7,312               2.3%
   BB/Ba Rating and below........           1,770              1.4%                1,770               0.6%
IOs..............................           7,549              6.0%               31,298               9.8%
Mortgage Loans...................           2,413              1.9%                2,700               0.8%
                                     ------------                            -----------
              Total..............    $    125,461                            $   318,261
                                     ============                            ===========

          The following tables set forth information about the Company's portfolio of Subordinate Interests, IOs and other fixed-income assets as of March 31, 2001 and December 31, 2000.

                      SUBORDINATE INTERESTS
                      (dollars in thousands)

                                   ESTIMATED FAIR VALUE AT
                                   -----------------------
   DESCRIPTION         MARCH 31, 2001             DECEMBER 31, 2000
   -----------         --------------             -----------------
   Commercial          $         --                 $       7,312

                          IO SECURITIES
                      (dollars in thousands)

                                             ESTIMATED FAIR VALUE AT
                                             -----------------------
   DESCRIPTION          COUPON      MARCH 31, 2001         DECEMBER 31, 2000
   -----------          ------      --------------         -----------------
   Residential          Fixed         $  7,549                $     25,112
   Commercial           Fixed                  --             $      6,186

                          OTHER FIXED-INCOME ASSETS
                            (dollars in thousands)

                                     ESTIMATED FAIR VALUE AT
                                     -----------------------
   DESCRIPTION              MARCH 31, 2001         DECEMBER 31, 2000
   -----------              --------------         -----------------
   CBO/CLO                  $  1,770                  $     1,770

Borrowings

          To date, the Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's investments. These borrowings appear on the balance sheet as repurchase agreements. Substantially all of the Company's investments are currently accepted as collateral for such borrowings. The Company has not established, and currently does not intend to establish, permanent lines of credit. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company's financing objectives. At March 31, 2001 and December 31, 2000, the Company had borrowings outstanding from two and three lenders, respectively. Such borrowings are generally short-term (up to 30-day terms) and may be renewed by the lender at its discretion.

          During the three months ended March 31, 2001, the term to maturity of the Company's borrowings has ranged from one to 30 days, with a weighted average remaining maturity of one day at March 31, 2001 while during the three months ended March 31, 2000, the term to maturity ranged from one day to 90 days with a weighted average remaining maturity of 12 days at December 31, 2000. At March 31, 2001, the Company had outstanding $113.8 million of repurchase agreements compared to $239.9 million outstanding at December 31, 2000. All of the Company's borrowings have a cost of funds which adjusts periodically based on a fixed spread over or under one-month LIBOR. At March 31, 2001 and December 31, 2000, the weighted average cost of funds for all of the Company's borrowings was 5.14% and 6.7%, respectively. This decrease was due primarily to the interest rate setting actions taken by the FRB. At March 31, 2001, investments actually pledged had an estimated fair value of $112.9 million compared to $249.5 million at December 31, 2000.

Liquidity

          Liquidity, which is the Company's ability to turn non-cash assets into cash, allows the Company to purchase additional securities and to pledge additional assets to secure existing borrowings should the value of pledged assets decline. Potential immediate sources of liquidity for the Company include cash balances and unused borrowing capacity. Unused borrowing capacity varies over time as the market value of the Company's securities varies. The Company's balance sheet also generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends. Should the Company's needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, management believes that the Company's securities could in most circumstances be sold to raise cash; however, if in the unlikely event the Company is forced to liquidate a significant portion of its Mortgage Assets that qualify as qualified real estate assets to repay borrowings, there can be no assurance that it will be able to maintain its REIT status.

          The availability of financing for the Company's portfolio has been stable during the three months ended March 31, 2001 and 2000.

          In November 1999, the Board of Directors increased the amount of Common Stock authorized to be repurchased under the Company's stock repurchase program to $40.0 million. No shares of common stock were repurchased during the three months ended March 31, 2001. During the three months ended March 31, 2000 the Company repurchased 25,000 shares of Common Stock for $0.1 million pursuant to the repurchase program. At March 31, 2001, an aggregate 6,079,766 shares of the Company's issued common stock had been reacquired at an aggregate cost of $32.8 million.

Stockholders' Equity

          The Company uses "available-for-sale" accounting treatment for its securities; these assets are carried on the balance sheet at estimated fair value rather than historical amortized cost. Based upon such "available-for-sale" accounting treatment, the Company's stockholders' equity base at March 31, 2001 was $61.4 million, or $4.38 per outstanding common share, compared to $63.4 million, or $4.52 per outstanding common share, at December 31, 2000. If the Company had used historical amortized cost accounting, the Company's stockholders' equity base at March 31, 2001 would have been $65.0 million, or $4.63 per outstanding common share compared to $67.1 million, or $4.78 per outstanding common share, at December 31, 2000.

          With the Company's "available-for-sale" accounting treatment, unrealized fluctuations in fair values of assets do not impact GAAP net income but rather are reflected on the balance sheet by changing the carrying value of the assets and reflecting the change in stockholders' equity under "Accumulated Other Comprehensive Income (Loss)." By accounting for its assets in this manner, the Company hopes to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future .

          As a result of this mark-to-market accounting treatment, the book value and book value per share of the Company are likely to fluctuate far more than if the Company used historical amortized cost accounting. As a result, comparison with companies that use historical cost accounting for some or all of their balance sheet may be misleading.

          Unrealized changes in the estimated net fair value of securities have one direct effect on the Company's potential earnings and dividends: positive mark-to-market changes will increase the Company's stockholders' equity base and allow the Company to increase its borrowing capacity while negative changes in the net fair value of the Company's securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Accumulated Other Comprehensive Income (Loss)" was $(3.6) million, or (2.78)% of the amortized cost of securities, at March 31, 2001, and $(3.7) million, or (1.14)% of the amortized cost of securities, at December 31, 2000.

          The table below shows the Company's stockholders' equity capital base as reported and on a historical amortized cost basis at March 31, 2001 and at December 31, 2000. The historical amortized cost stockholders' equity basis is influenced by issuances of common stock, the level of GAAP earnings as compared to dividends declared, and other factors. The GAAP reported stockholders' equity base is influenced by these factors plus changes in the "Accumulated Other Comprehensive Income (Loss)" account.

                                       STOCKHOLDERS' EQUITY
                          (dollars in thousands, except per share data)

                                 Historical                       GAAP       Historical      GAAP
                                 Amortized    Net Unrealized    Reported     Amortized     Reported
                                    Cost         Losses on    Stockholders'     Cost     Stockholders'
                               Stockholders'    Securities       Equity     Stockholders'   Equity
                                   Equity       Available-        Base         Equity     (Book Value
                                    Base         for-Sale     (Book Value)   Per Share     Per Share)

At March 31, 2001                 $65,015        $(3,586)        $61,429       $4.63         $4.38
At December 31, 2000              $67,114        $(3,674)       $ 63,440       $4.78         $4.52

Capital and Leverage Strategies

          The Company's operations were leveraged approximately 2.9 to 1 at March 31, 2001 compared to 5.2 to 1 at December 31, 2000. During the three months ended March 31, 2001, in contemplation of either a liquidation or sale of the Company, the Company has been reducing its portfolio of mortgage securities and the leverage financing used to maintain the portfolio. Consequently, the Company's equity-to-assets ratio increased to approximately 35% at March 31, 2001 from approximately 19% at December 31, 2000. Currently, the Company finances most securities acquisitions primarily by borrowing against or "leveraging" its existing portfolio and using the proceeds to acquire additional Mortgage Assets. The Company's target for its equity-to-assets ratio depends on market conditions and other relevant factors.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

          Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of interest rates can affect the spread between the Company's interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, the value of the Company's Mortgage Securities and its ability to realize gains from the sale of such assets.

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

          The following table quantifies the potential changes in net portfolio value as of March 31, 2001 should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as interest-earning assets net of interest-bearing liabilities. All changes in value are measured as percentage changes from the projected net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2001 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                                    MARCH 31, 2001
                                            PROJECTED PERCENTAGE CHANGE IN
        CHANGE IN INTEREST RATE                   NET PORTFOLIO VALUE
        -----------------------                   -------------------
+ 200 Basis Points                                      (4.91)%
+ 100 Basis Points                                      (1.57)%
  Base Interest Rate                                      --
- 100 Basis Points                                       0.07%
- 200 Basis Points                                       2.68%

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

          The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at March 31, 2001. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) floating-rate securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and (ii) fixed-rate Mortgage Assets reflect estimated prepayments, which were estimated based on analyses of broker estimates. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                     MARCH 31, 2001
                                          ----------------------------------------------------------------
                                                                      More than 1
                                            Within 3      4 to 12      Year to 3      3 Years
                                             MONTHS        MONTHS        YEARS        AND OVER     TOTAL
                                          ------------  ------------  -----------    ----------   --------
                                                          (dollars in thousands)
Rate-Sensitive Assets:
   Mortgage Assets and
   cash equivalents....................   $   143,771   $       50    $       152   $    28,146   $  172,119

Rate-Sensitive Liabilities:
   Repurchase agreements...............      (113,758)          --             --            --     (113,758)
                                          ------------  ----------    -----------   -----------   ----------

Interest rate sensitivity gap..........   $    30,013   $       50    $       152   $    28,146   $   58,361
                                          ===========   ==========    ===========   ===========   ==========

Cumulative interest rate sensitivity
   gap.................................   $    30,013   $   30,063    $    30,215   $    58,361   $   58,361
                                          ===========   ==========    ===========   ===========   ==========

Cumulative interest rate sensitivity
    gap as a percentage of total
    rate-sensitive assets..............          17.4%        17.5%         17.6%         33.9%        33.9%

PART II.     OTHER INFORMATION

Item 1     Legal Proceedings

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

Item 2     Changes in Securities and Use of Proceeds

          Not applicable.

Item 3     Defaults Upon Senior Securities

          Not applicable.

Item 4      Submission of Matters to a Vote of Security Holders

          None.

Item 5     Other Information

          On March 7, 2001, the Company announced that its Board of Directors had authorized management and legal counsel to prepare a plan of liquidation and that concurrent with the preparation of the plan of liquidation, the Board of Directors has authorized the Company's management to engage a financial advisor to consider a sale or merger of the Company as an alternative to liquidation.

          On April 25, 2001, the Board of Directors unanimously approved the liquidation and dissolution of the Company. The Company will submit a plan of liquidation and dissolution to stockholders for their approval at the annual meeting anticipated to be held during the next three months. Assuming stockholder approval, in accordance with the plan of liquidation and dissolution as it is presently envisioned, the Board of Directors would provide for an initial cash distribution, after obtaining approval of the Delaware Court of Chancery, of approximately $3.00 per outstanding common share, with additional cash distributions resulting from the disposition of the Company's remaining assets expected to occur within the following three years, after providing for expenses.

          On May 8, 2001, the Company filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission. The preliminary proxy statement seeks stockholder approval for, among other things, the proposed reincorporation of the Company under the laws of the State of Delaware through the merger of the Company with and into a newly formed, wholly-owned Delaware subsidiary of the Company, and the subsequent plan of liquidation and dissolution of the surviving Delaware entity.

Item 6     Exhibits and Reports on Form 8-K

           (a)  Exhibits

          None.

           (b)  Reports

          On March 7, 2001, the Company filed a Current Report on Form 8-K pursuant to Item 5 relating to certain announcements by the Company.

          On April 25, 2001, the Company filed a Current Report on a Form 8-K pursuant to Item 5 relating to certain announcements by the Company.

SIGNATURES

          Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2001	LASER MORTGAGE MANAGEMENT, INC. By /s/ Charles R. Howe II Charles R. Howe II Chief Financial Officer (principal accounting officer) (authorized officer of registrant)

EXHIBIT INDEX

Exhibit Number 3.1 3.2

Exhibit

Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-35673))

Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-35673))