Form 10-Q
period 2001-06-30
LASER MORTGAGE MANAGEMENT INC
filed 2001-08-14
CIK 1046099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from _______________ to _________________

                         Commission file number: 1-13563

                         LASER MORTGAGE MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)


                     DELAWARE                                   22-3535916
 (State or other jurisdiction of incorporation or            (I.R.S. Employer
                   organization)                           Identification No.)

                     c\o Mariner Mortgage Management, L.L.C
                          780 Third Avenue, 16th Floor
                               New York, NY 10017
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 758-2024
              (Registrant's telephone number, including area code)

                     c\o Mariner Mortgage Management, L.L.C.
                               65 East 55th Street
                               New York, NY 10022
                 (Former address of principal executive offices)
                                   (Zip Code)

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes    X       No   ____
      ---

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date: 14,038,983 shares of common stock, $0.001 par value, outstanding as of August 10, 2001.

                         LASER MORTGAGE MANAGEMENT, INC.

                                    FORM 10-Q

                                      INDEX

PART I.    CONSOLIDATED FINANCIAL INFORMATION..................................1

     Item 1.  Consolidated Financial Statements................................1

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................14

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......24

PART II.   OTHER INFORMATION..................................................26

     Item 1.  Legal Proceedings...............................................26

     Item 2.  Changes in Securities and Use of Proceeds.......................26

     Item 3.  Defaults Upon Senior Securities.................................26

     Item 4.  Submission of Matters to a Vote of Security Holders.............26

     Item 5.  Other Information...............................................27

     Item 6.  Exhibits and Reports on Form 8-K................................27

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements



LASER Mortgage Management, Inc.                                                AS OF
CONSOLIDATED BALANCE SHEETS                                              JUNE 30, 2001   DECEMBER 31, 2000
                                                                         (Unaudited)
ASSETS

Cash and cash equivalents...................................             $  18,249,032    $   3,542,209
Investment in securities at fair value......................                85,056,278      315,560,905
Investment in mortgage loans at amortized cost..............                 2,098,776        2,699,838
Interest rate agreement.....................................                        --          380,000
Interest and principal paydowns receivable..................                 2,371,581        4,328,489
Prepaid expenses............................................                 1,143,732        1,416,792
                                                                        ---------------   --------------
         Total assets.......................................            $  108,919,399    $ 327,928,233
                                                                        ===============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements.....................................            $   46,391,576    $ 239,877,000
  Payable for securities acquired...........................                        --       23,321,844
  Accrued interest payable..................................                   549,133          560,130
  Accounts payable and accrued expenses.....................                   779,449          729,703
                                                                        ---------------   --------------
         Total liabilities..................................                47,720,158      264,488,677
                                                                        ===============   ==============
Stockholders' Equity:
  Common stock: par value $0.001 per share;
    100,000,000 shares authorized, 20,118,749 shares issued.                    20,119           20,119
  Additional paid-in capital................................               283,012,967      283,012,967
  Accumulated other comprehensive loss......................                (2,556,177)      (3,673,678)
  Accumulated distributions and losses......................              (186,429,237)    (183,071,421)
  Treasury stock at cost (6,079,766 shares).................               (32,848,431)     (32,848,431)
                                                                        ---------------   --------------
         Total stockholders' equity.........................                61,199,241       63,439,556
                                                                        ---------------   --------------
Total liabilities and stockholders' equity.................             $  108,919,399    $ 327,928,233
                                                                        ===============   ==============

                                       See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)                                          FOR THE
                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                         2001            2000            2001               2000
                                                   ---------------------------------------------------------------
Interest income:
   Securities and mortgage loans...................   $ 1,658,776     $ 3,362,099     $ 6,758,202     $  5,246,419
   Cash and cash equivalents.......................       253,838         551,119         462,426        1,055,920
                                                      ------------    ------------    ------------    -------------
       Total interest income.......................     1,912,614       3,913,218       7,220,628        6,302,339
                                                      ------------    ------------    ------------    -------------
Interest expense:
   Repurchase agreements...........................       702,967       1,753,726       3,907,134        2,333,605
   Other...........................................            --         242,101              --          242,101
                                                      ------------    ------------    ------------    -------------
       Total interest expense......................       702,967       1,995,827       3,907,134        2,575,706
                                                      ------------    ------------    ------------    -------------
Net interest income................................     1,209,647       1,917,391       3,313,494        3,726,633

Net realized (loss) gain on sale of securities.....    (1,900,461)        392,608      (4,194,146)      (2,012,249)

Net loss on interest rate agreement................            --            --          (120,000)              --

General and administrative expenses................       569,606        (185,553)      2,357,164          606,392
                                                      ------------    ------------    ------------    -------------
Net (loss) income..................................   $(1,260,420)  $   2,495,552    $ (3,357,816)    $  1,107,992
                                                      ------------    ------------    ------------    -------------
Other Comprehensive Income (Loss):
   Unrealized net (loss) gain on securities:
   Unrealized holding loss arising during period...   $  (870,262)  $ (10,802,976)   $ (3,076,645)    $(10,728,926)
   Add: reclassification adjustment for loss (gain)
        included in net (loss) income..............     1,900,461        (392,608)      4,194,146        2,012,249
                                                      ------------    ------------    ------------    -------------
   Other comprehensive income (loss)...............     1,030,199     (11,195,584)      1,117,501       (8,716,677)
                                                      ------------    ------------    ------------    -------------
Comprehensive loss.................................   $  (230,221)  $  (8,700,032)   $ (2,240,315)    $ (7,608,685)
                                                      ============  ==============   =============    =============
Net (loss) income per share:
   Basic...........................................   $     (0.09)  $        0.17    $     (0.24)     $       0.08
                                                      ============  ==============   =============    =============
   Diluted.........................................   $     (0.09)  $        0.17    $     (0.24)     $       0.08
                                                      ============  ==============   =============    =============
Weighted average number of shares outstanding:
   Basic...........................................    14,038,983      14,557,790     14,038,983        14,702,807
                                                      ============  ==============   =============    =============
   Diluted.........................................    14,038,983      14,557,790     14,038,983        14,702,807
                                                      ============  ==============   =============    =============


                                  See notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                           Accumulated
                                                              Other
                                             Additional   Comprehensive    Accumulated       Treasury
                                 Common        Paid-in        Income      Distributions        Stock
                                  Stock        Capital        (Loss)       and Losses         at Cost      Total
------------------------------------------- -------------- -------------  --------------     ------------ ----------

BALANCE
   DECEMBER 31, 2000............ $ 20,119  $283,012,967  $(3,673,678)     $(183,071,421)  $(32,848,431)  $63,439,556
                                                         ------------                                    -----------

Comprehensive income (loss):
  Net loss.....................       --           --            --         (3,357,816)           --     (3,357,816)
  Other comprehensive income:                                                                           ------------

   Unrealized holding loss on
     securities.                      --           --     (3,076,645)            --               --     (3,076,645)
   Reclassification adjustment
     for net realized loss
     included in net loss.            --           --      4,194,146             --               --      4,194,146
                                                          -----------                                    ------------
  Other comprehensive income....      --           --      1,117,501             --               --      1,117,501
                                                          -----------                                    ------------
Comprehensive loss..............      --          --             --              --               --     (2,240,315)
                                                          -----------                                    ------------

BALANCE
   JUNE 30, 2001................ $ 20,119  $283,012,967  $(2,556,177)     $(186,429,237)  $(32,848,431)  $61,199,241
                                 ========  ============  ============     ==============  =============  ===========

                                  See notes to consolidated financial statements.

                                                                                FOR THE
CONSOLIDATED STATEMENTS OF                          THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED
CASH FLOWS (UNAUDITED)                                                                          JUNE 30,
                                                         2001           2000            2001           2000
                                                    -----------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income...............................     $(1,260,420)     $2,495,552    $(3,357,816)     $1,107,992
Adjustments to reconcile net (loss) income  to
    net cash provided by (used in) operating
      activities:
    Amortization of mortgage premiums and
      discounts, net............................          23,229        (199,882)      (179,179)       (368,747)
    Net realized (gain) loss on sale of securities
      and interest rate agreement..............        1,900,461        (392,608)     6,894,146       2,012,249
    Unrealized gain on interest rate agreement.               --              --     (2,580,000)           --
Change in assets and liabilities:
    Decrease (increase) in interest and principal
    paydowns receivable........................        1,244,646      (1,862,402)     1,956,908      (1,438,217)
    Decrease (increase) in prepaid expenses....          136,530          54,090        273,060      (1,854,733)
    Decrease in margin deposits on repurchase
    agreements.................................               --              --            --          425,000
    Increase (decrease) in accrued interest
    payable....................................          402,641         200,548        (10,997)        318,474
    Increase (decrease) in accounts payable and
    accrued expenses...........................            7,855        (983,338)        49,747        (722,551)
    (Decrease) increase in payable to manager..       (1,219,285)         (3,173)           --           19,041
                                                     -------------    ------------   -----------      ----------
    Net cash provided by (used in)
    operating activities.......................        1,235,657        (691,153)     3,045,869        (501,492)
                                                     -------------    ------------   -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities.........................              --    (309,441,018)    (55,048,842)   (371,145,512)
Payable for securities acquired................              --                     (23,321,844)    (23,321,844)
Proceeds from sale of securities...............       24,304,131      77,686,748    255,982,732     161,308,800
Decrease in receivables for securities sold....              --      81,274,106             --       81,274,106
Proceeds from sale of interest rate agreement..              --              --         260,000             --
Principal payments on securities and mortgage loans.. 13,108,306       3,252,298     27,274,332       4,348,081
                                                     -------------    ------------   -----------   -------------
 Net cash provided by (used in) investing
 activities....................................       37,412,437    (147,227,866)     205,146,378  (124,214,525)
                                                     -------------  --------------   -----------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements............              --     323,324,625    1,960,972,986    411,142,625
Repayments of repurchase agreements............      (67,366,005)   (214,218,625)  (2,154,458,410) (295,491,625)
Payments for repurchase of common stock........              --      (3,053,062)              --     (3,150,937)
                                                     -------------  --------------   -----------   -------------
Net cash (used in) provided by financing
activities.....................................      (67,366,005)    106,052,938     (193,485,424)  112,500,063
                                                     -------------  --------------   -----------   -------------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS....................................      (28,717,911)    (41,866,081)      14,706,823   (12,251,954)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD..........................       46,966,943      45,715,151        3,542,209    16,065,024
                                                    -------------   --------------  ------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......     $ 18,249,032    $  3,849,070    $  18,249,032  $  3,849,070
                                                    ==============  ==============  =============  =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.................................... $    300,326    $  1,795,281    $   3,918,131  $  2,257,232
                                                    ==============  ==============  =============  =============
  Noncash financing activities:
  Net change in unrealized gain (loss) on
    available-for-sale securities.................. $  1,030,199  $(11,195,584)     $   1,117,501  $ (8,716,677)
                                                    ==============  ==============  =============  =============

                                     See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     LASER Mortgage Management, Inc. (the "Company") was incorporated in Delaware on May 1, 2001, as a wholly-owned subsidiary of LASER Mortgage Management, Inc., a Maryland corporation ("LASER Maryland"). LASER Maryland was incorporated in Maryland on September 3, 1997 and commenced its operations on November 26, 1997. On May 30, 2001, the Company's Board of Directors and sole stockholder, LASER Maryland, approved the liquidation and dissolution of the Company under the terms and conditions of the Plan of Liquidation and Dissolution, subject to the approval of the Plan of Liquidation and Dissolution by the stockholders of LASER Maryland. On July 27, 2001, the stockholders of LASER Maryland, at the annual meeting, approved the reincorporation of LASER Maryland in Delaware (the "Reincorporation"), through the merger of LASER Maryland with and into the Company, and the subsequent liquidation and dissolution of the Company under the terms and conditions of the Plan of Liquidation and Dissolution. On July 31, 2001, LASER Maryland completed the Reincorporation by merging with and into the Company. As of the effective date of the Reincorporation, LASER Maryland ceased to exist. On August 3, 2001, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware, and the dissolution of the Company was effective upon such filing. References herein to "LASER" or the "Company" include LASER Maryland prior to the date of the Reincorporation, as applicable.

     During the first two quarters of 2001, in contemplation of either a liquidation or sale of the Company, the Company reduced its portfolio of mortgage securities and the leverage financing used to maintain the portfolio. As described above, stockholders approved the Plan of Liquidation and Dissolution of the Company on July 27, 2001. As a result, the Company adopted the liquidation basis of accounting on that date. Because substantially all of the assets and liabilities of the Company were carried at approximated fair value, the adoption of liquidation basis accounting did not have a material impact on the Company's consolidated financial statements. However, changes in market conditions, the timing of individual sales, and other factors may affect the amounts ultimately realized, and those amounts may differ, perhaps materially, from the carrying values on its consolidated financial statements.

     BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial statements and the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. These unaudited interim consolidated financial statements, as of and for the periods ended June 30, 2001, include the accounts of LASER Mortgage Management, Inc., a Maryland corporation, and its newly formed, but not yet capitalized (before giving effect to the Reincorporation), wholly-owned subsidiary, LASER Mortgage Management, Inc., a Delaware corporation, and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K , as amended on Form 10-K/A for the year ended December 31, 2000. Operating results for any interim period are not necessarily indicative of results that may be expected for a full year.

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

     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies its Securities as available-for-sale. The available-for-sale classification requires that those Securities be carried at estimated fair value, with unrealized gains and losses reported on the consolidated balance sheet as a separate component of stockholders' equity within accumulated other comprehensive loss. This classification is appropriate since the Company may need to sell, from time to time, any of its Securities as part of its overall management of its consolidated balance sheet.

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

     A cap is a contractual agreement for which the Company pays an initial premium in return for subsequent cash flows to the Company to the extent that a specific interest rate index exceeds the contractual fixed rate, applied to a notional amount. The amount of the risk of loss on a cap is the premium paid. Caps are recorded at their estimated fair value with changes in fair value reported in the consolidated statement of operations. Interest payments received are recorded as a component of net interest income in the consolidated statement of operations.

     A swap is a contractual agreement in which a series of interest rate cash flows are exchanged over a prescribed period based on a notional amount. Usually, swaps involve the exchange of fixed rate and floating rate interest payments. Swaps used by the Company that are designated as hedges of certain Securities are recorded at their estimated fair value with changes in fair value reported in accumulated other comprehensive loss on the consolidated balance sheet consistent with the reporting of unrealized gains and losses on the related Securities. Net payments or receipts on these swaps are recognized as adjustments to interest income as they accrue. Swaps not designated as hedges are carried at estimated fair value with changes reflected in the consolidated statement of operations. The realized gain or loss on terminated swaps is deferred and amortized as an interest yield adjustment over the shorter of the remaining original term of the swap or the remaining holding period of the Securities. Gains and losses on swaps associated with Securities that have been sold are recognized as part of the realized gain or loss on sale. The Company monitors the effectiveness of swap transactions by ensuring that the notional amount of the swap is less than the principal amount of the Securities being hedged, the maturity of the swaps does not exceed the maturity of the Securities being hedged and the interest rate index on the Securities being hedged correlates with the interest rate index for the paying leg of the swap.

     REPURCHASE AGREEMENTS - The Company utilizes repurchase agreements to finance most of its Investments. The repurchase agreements are collateralized by certain of the Company's Investments and bear interest rates that generally move in close relation to the one-month London Interbank Offered Rate ("LIBOR"). The amount reported in the consolidated balance sheet represents the contractual amount to be repaid under such agreements.

     SECURITIES SOLD, NOT YET PURCHASED - Securities sold, not yet purchased represent an obligation to replace borrowed Securities that were sold. The Company carries the obligation at its estimated fair value with changes in fair value reported in the consolidated statement of operations. While the transaction is open, the interest accruing on the borrowed Securities represents an expense to the Company and is recorded as other interest expense in the consolidated statement of operations.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The fair values of the Company's Investments and interest rate agreement are based on prices and valuations provided by dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. The carrying values of cash equivalents, interest receivable and payable, repurchase agreements and other financial assets and liabilities approximates their estimated fair value because of the short-term nature of these financial instruments.

     INCOME TAXES - The Company has elected to be taxed as a real estate investment trust ("REIT"). The Company currently contemplates that, unless the liquidation takes longer than 24 months, it will continue to qualify as a REIT prior to the final distribution of assets. However, in order for the Company to continue to qualify as a REIT, it must satisfy a number of asset, income and distribution tests, and there can be no assurances that it will be able to satisfy these tests throughout the period during which it liquidates its assets.

     USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     RECENT ACCOUNTING PRONOUNCEMENTS - Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of Statement No. 133." The adoption of the provisions of these accounting pronouncements with respect to the Company's sole derivative instrument at that time, the interest rate agreement, had no impact on the Company's financial condition or results of operations.

2.   MORTGAGE SECURITIES

     The following tables set forth the current principal amount, unamortized premium or discount, amortized cost, gross unrealized gains and losses and estimated fair values of the Company's available-for-sale Mortgage Securities, excluding interest-only mortgage derivatives ("IOs"), as of June 30, 2001 and December 31, 2000.



                              JUNE 30, 2001

                           AGENCY
                           FIXED/
                       FLOATING RATE          NON-
                          MORTGAGE          MORTGAGE
                         SECURITIES       SUBORDINATES         TOTAL

Current, principal
  amount               $82,543,654         $5,345,469      $87,889,123

Unamortized discount            --           (600,000)        (600,000)
Unamortized premium        323,332                 --          323,332
                         ---------          ---------        ---------

Amortized cost          82,866,986          4,745,469       87,612,455

Gross unrealized
  gains                  1,251,105                 --        1,251,105
Gross unrealized
  losses                       --          (3,807,282)      (3,807,282)
                         ---------          ---------        ---------

Estimated fair value   $84,118,091           $938,187      $85,056,278
                       ===========           ========      ===========


                           DECEMBER 31, 2000

                                   AGENCY
                                   FIXED/
                                   FLOATING
                                   RATE                               NON-
                                   MORTGAGE            MORTGAGE       MORTGAGE
                                   SECURITIES          SUBORDINATES   SUBORDINATES    TOTAL

Current principal amount            $271,728,664       $7,316,580     $5,722,553      $284,767,797


Unamortized discount                  (3,939,630)           --          (600,000)       (4,539,630)
Unamortized premium                    1,117,677           2,684           --            1,120,361
                                       ---------           -----       ---------         ---------

Amortized cost                       268,906,711       7,319,264       5,122,553       281,348,528

Gross unrealized gains                 6,290,740            --             --            6,290,740

Gross unrealized losses                  (16,251)         (7,256)     (3,352,893)       (3,376,400)
                                         -------          ------      ----------        ----------

Estimated fair value                $275,181,200       $7,312,008     $1,769,660      $284,262,868
                                    ============       ==========     ==========      ============

     The Company did not hold any available-for-sale IOs in its portfolio as of June 30, 2001. The current notional amount, amortized cost, gross unrealized gains and losses and estimated fair value of the Company's available-for-sale IOs as of December 31, 2000 are summarized as follows:


                                                    DECEMBER 31, 2000

                                FIXED RATE             FIXED RATE              TOTAL
                                RESIDENTIAL            COMMERCIAL


Current notional amount          $104,492,206           $99,844,649            $204,336,855
                                 ============           ===========            ============

Amortized cost                   $31,815,356            $ 6,070,699            $37,886,055

Gross unrealized gains                   --                 114,987                114,987
Gross unrealized losses           (6,703,005)                   --              (6,703,005)
                                 ------------           ----------             ------------

Estimated fair value             $25,112,351            $ 6,185,686            $31,298,037
                                 ===========            ===========            ===========

     On October 23, 2000 the Company filed suit in the Southern District of New York against Asset Securitization Corporation ("ASC"), Nomura Asset Capital Corporation ("Nomura Asset") and Nomura Securitization International, Inc. ("Nomura") alleging that the defendants defrauded the Company into purchasing approximately $19.0 million worth of ASC securities by failing to disclose, among other things, that one of largest loans in the mortgage pool was seriously troubled. The Company is seeking rescission of the purchase of the Securities. On December 8, 2000, the defendants filed a motion to dismiss the action, which motion is currently pending. During the fourth quarter of 2000, the Company recognized the probable other-than-temporary impairment of the ASC securities. A recovery of this investment may be possible, but management is unable to predict the likelihood of this occurrence.

3.   MORTGAGE LOANS

     At June 30, 2001 and December 31, 2000, the Company's Mortgage Loans were as follows:


                                   JUNE 30, 2001        DECEMBER 31, 2000


Principal Amount                 $   2,097,673           $     2,647,455
Unamortized premium                      1,103                    52,383
                                 -------------           ---------------
Amortized cost                   $   2,098,776           $     2,699,838
                                 =============           ===============

     As of June 30, 2001 and December 31, 2000, the amortized cost of the Mortgage Loans approximated their fair value.

4.   INTEREST RATE AGREEMENT

     CAPS

     The Company used a cap, during 2000 and continuing into January 2001, to reduce the risk of rising interest rates on the cost of the short-term repurchase agreements used to finance its Investments.

     As a result of the reduction in interest rates in January 2001, the Company closed out the existing cap, with a notional amount of $100,000,000, for $260,000 in cash and recognized a net loss of $(120,000) in the consolidated statement of operations that is comprised of a realized loss of $(2,700,000) and an unrealized gain of $2,580,000 from the reversal of the unrealized loss on the cap at December 31, 2000 due to its sale. During the second quarter of 2000, the Company purchased this cap for a premium of $2,960,000. The cap agreement had a term of three years and provided for monthly payments of interest to the Company to the extent that the one-month LIBOR exceeded 6.54% as applied to the notional amount. By December 31, 2000, the Company had recorded an unrealized loss of $(2,580,000) in the consolidated statement of operations with respect to the cap to reflect its estimated fair value of $380,000 in the consolidated balance sheet at that time.

5.   REPURCHASE AGREEMENTS

     The Company has entered into repurchase agreements to finance most of its Investments. The repurchase agreements are collateralized by the market value of the Company's Investments and bear interest rates that generally move in close relation to one-month LIBOR.

     At June 30, 2001 and December 31, 2000, the Company had $46,391,576 and $239,877,000, respectively, of repurchase agreements outstanding with a weighted average borrowing rate of 4.44% and 6.66%, respectively, and a weighted average remaining maturity of two days and 11 days, respectively. All of the repurchase agreements outstanding at June 30, 2001 mature within 30 days. The associated accrued interest expense payable on the outstanding repurchase agreements amounted to $549,133 and $560,130 at June 30, 2001 and December 31, 2000,
respectively. At June 30, 2001 and December 31, 2000, the repurchase agreements were collateralized by Investments that had an estimated fair value of approximately $41,244,000 and $249,500,000, respectively.

6.   STOCKHOLDERS' EQUITY

     TREASURY STOCK - In November 1998, the Board of Directors increased the amount of common stock authorized to be repurchased under the Company's stock repurchase program to $40,000,000. During the three and six months ended June 30, 2000, the Company repurchased 25,000 shares for $97,875 (or approximately $3.92 per share on a weighted average basis) and 825,600 shares for $3,150,936 (or approximately $3.82 per share on a weighted average basis), respectively, pursuant to the stock repurchase program. No shares of common stock were repurchased during the three and six months ended June 30, 2001. As of June 30, 2001, an aggregate of 6,079,766 shares of the Company's common stock had been reacquired at an aggregate cost of $32,848,431.

7.   LONG-TERM STOCK INCENTIVE PLAN

     The Company has adopted a Long-Term Stock Incentive Plan for directors, executive officers, and key employees (the "Incentive Plan"). The Incentive Plan authorizes the Compensation Committee of the Board of Directors to grant awards, including incentive stock options as defined under Section 422 of the Code ("ISOs"), options not so qualified ("NQSOs") and deferred common stock. The Incentive Plan authorizes an aggregate of 2,066,666 shares of the Company's common stock for the granting of options or other awards.

     The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for the options. Accordingly, compensation cost for the options based on the fair value at the grant date for awards as promulgated by SFAS No. 123 has not been recognized. For the three and six months ended June 30, 2001, there were no outstanding awards under the Incentive Plan. For the three and six months ended June 30, 2000, options to purchase 10,000 shares of the Company's common stock were outstanding. The options vested over a four year period subject to the holder's continued employment or service. For the Company's pro-forma net income for the three and six months ended June 30, 2000, the compensation cost was amortized over the four-year vesting period of the options and the resulting decrease in net income and net income per share was not material.

     Upon the effectiveness of the Reincorporation, the Incentive Plan was terminated.

8.   EARNINGS (LOSS) PER SHARE ("EPS" OR "LPS")

     Basic EPS is computed by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted EPS considers the effect of all dilutive potential common shares that were outstanding during the period under the Company's Incentive Plan. Basic and diluted LPS for the three and six months ended June 30, 2001 and 2000 was as follows:


                                               FOR THE THREE MONTHS ENDED
                                                      JUNE 30, 2001
                             NET LOSS                     SHARES                 PER-SHARE
                           (NUMERATOR)                 (DENOMINATOR)               AMOUNT

Basic LPS                 $ (1,260,420)                 14,038,983              $     (0.09)
                          =============               ============              ============

Diluted LPS               $ (1,260,420)                 14,038,983              $     (0.09)
                          =============               ============              ============


                                             FOR THE SIX MONTHS ENDED
                                                  JUNE 30, 2001
                             NET LOSS                     SHARES                 PER-SHARE
                           (NUMERATOR)                 (DENOMINATOR)               AMOUNT

Basic LPS                 $ (3,357,816)                 14,038,983              $    ( 0.24)
                          =============               ============              ============

Diluted LPS               $ (3,357,816)                 14,038,983              $    (0.24)
                          =============               ============              ===========

                                               FOR THE THREE MONTHS ENDED
                                                      JUNE 30, 2000
                            NET INCOME                    SHARES                 PER-SHARE
                           (NUMERATOR)                 (DENOMINATOR)               AMOUNT

Basic EPS                 $  2,495,552                  14,557,790              $      0.17
                          ============                ============              ===========

Diluted EPS               $  2,495,552                  14,557,790              $      0.17
                          ============                ============              ===========

                                                FOR THE SIX MONTHS ENDED
                                                      JUNE 30, 2000
                            NET INCOME                    SHARES                 PER-SHARE
                           (NUMERATOR)                 (DENOMINATOR)               AMOUNT

Basic EPS                 $  1,107,992                  14,702,807              $      0.08
                          ============                ============              ===========

Diluted EPS               $  1,107,992                  14,702,807              $      0.08
                          ============                ============              ===========

     For the three and six months ended June 30, 2001 and 2000, there were no deferred common shares reserved for issuance.

     For the three and six months ended June 30, 2001, there were no outstanding options to purchase common shares of the Company. For the three and six months ended June 30, 2000, options to purchase 10,000 shares of the Company's common stock were outstanding and were excluded from the computation of diluted EPS for the three and six months then ended because the strike price ($15.00) was greater than the average daily market price of the Company's common stock for the period rendering them anti-dilutive.

9.   MANAGEMENT AGREEMENT

     Since November 1, 1999, Mariner Mortgage Management, L.L.C. ("Mariner") has served as the external manager of the Company and is responsible for the day-to-day management of the Company's Investments and operations.

     Under the current management agreement, which was entered into on November 1, 2000 and terminates on November 1, 2001, Mariner became entitled to be paid an incentive fee upon the earlier of (1) the termination date of the management agreement or (2) the date on which the Board of Directors adopts resolutions approving the liquidation and dissolution, referred to as the anniversary date, which it did on April 25, 2001, equal to the number of shares outstanding on the applicable date, multiplied by:

     o 10% of the difference between the 15-day average closing market price (plus any distributions per share other than common stock) of the Company's common stock preceding November 1, 2001 (or such earlier anniversary date, as set forth in the agreement) and $3.317 per share (which approximates the average closing price of the Company's common stock for the fifteen days ended October 31, 2000) up to the equivalent of $3.50 per share;

     o 15% of the difference between the 15-day average closing market price (plus any distributions per share other than common stock) of the Company's common stock preceding November 1, 2001 or on the anniversary date, whichever is earlier, and $3.50 per share up to $4.00 per share; and

     o 20% of the difference between the 15-day average closing market price (plus any distributions per share other than common stock) of the Company's common stock preceding November 1, 2001 or on the anniversary date, whichever is earlier, and $4.00 per share.

     Based upon this calculation, an incentive fee of $1,219,285 was paid to Mariner during the six months ended June 30, 2001. Mariner is not entitled to receive any other fee upon the adoption of the plan of liquidation and dissolution.

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

     Pursuant to the terms of the Mariner management agreement in effect during the three and six months ended June 30, 2001 and 2000, the Company incurred (i) base fees of $150,000 and $300,000 and $61,795 and $126,763, respectively; and
(ii) incentive fees (incentive fee reduction) of $0 and $1,219,285 and ($464,518) and $0, respectively.

     The current management agreement is terminable by the Company without cause or penalty on 30 days' notice and by Mariner on 90 days' notice.

10.  SUBSEQUENT EVENT

     On May 30, 2001, the Company's Board of Directors and sole stockholder, LASER Maryland, approved the liquidation and dissolution of the Company under the terms and conditions of the Plan of Liquidation and Dissolution, subject to the approval of the Plan of Liquidation and Dissolution by the stockholders of LASER Maryland. On July 27, 2001, the stockholders of LASER Maryland, at the annual meeting, approved the Reincorporation of LASER Maryland in Delaware and the subsequent liquidation and dissolution of the Company under the terms and conditions of the Plan of Liquidation and Dissolution. On July 31, 2001, LASER Maryland completed the Reincorporation by merging with and into the Company. As of the effective date of the Reincorporation, LASER Maryland ceased to exist. On August 3, 2001, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware, and the dissolution of the Company was effective upon such filing.

     In accordance with the Plan of Liquidation and Dissolution as it is presently envisioned, the Board of Directors intends to petition the Delaware Court of Chancery for permission to make an initial distribution as soon as practicable, of approximately $3.00 per outstanding common share, with additional cash distributions resulting from the disposition of its remaining assets expected to occur within the next three years, after providing for expenses. The total amount of distributions to stockholders is estimated to range between $4.15 and $4.35 per share, but is subject to change based on numerous factors, including future investment results and operating expenses, fluctuations in interest rates and spreads, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the plan of liquidation and dissolution, unanticipated claims or expenses and income received, if any, from its pending litigation against ASC, Nomura Asset and Nomura, as well as other factors beyond the control of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements as of and for the three and six months ended June 30, 2001 and notes thereto and with the audited financial statements included in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2000. References herein to "LASER" or the "Company" include LASER Mortgage Management, Inc., a Maryland corporation, prior to the date of the Reincorporation described under "Recent Developments."

FORWARD-LOOKING STATEMENTS

     "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding the Company and its business, which are not historical facts, are "forward-looking statements" that involve risks and uncertainties. Risks and uncertainties, which could cause results to differ from those discussed in the forward-looking statements herein, are listed in the Company's Annual Report filed on Form 10-K, as amended by Form 10-K/A and the Company's Definitive Proxy Statement filed pursuant to Schedule 14A.

GENERAL

RECENT DEVELOPMENTS

     On May 30, 2001, the Company's Board of Directors and sole stockholder, LASER Maryland, approved the liquidation and dissolution of the Company under the terms and conditions of the Plan of Liquidation and Dissolution, subject to the approval of the Plan of Liquidation and Dissolution by the stockholders of LASER Maryland. On July 27, 2001, the stockholders of LASER Maryland, at the annual meeting, approved the reincorporation of LASER Maryland in Delaware (the "Reincorporation"), through the merger of LASER Maryland with and into the Company, and the subsequent liquidation and dissolution of the Company under the terms and conditions of the Plan of Liquidation and Dissolution. On July 31, 2001, LASER Maryland completed the Reincorporation by merging with and into the Company. As of the effective date of the Reincorporation, LASER Maryland ceased to exist. On August 3, 2001, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware, and the dissolution of the Company was effective upon such filing.

     In accordance with the Plan of Liquidation and Dissolution as it is presently envisioned, the Board of Directors intends to petition the Delaware Court of Chancery for permission to make an initial distribution as soon as practicable, of approximately $3.00 per outstanding common share, with additional cash distributions resulting from the disposition of its remaining assets expected to occur within the next three years, after providing for expenses. The total amount of distributions to stockholders is estimated to range between $4.15 and $4.35 per share, but is subject to change based on numerous factors, including future investment results and operating expenses, fluctuations in interest rates and spreads, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the plan of liquidation and dissolution, unanticipated claims or expenses and income received, if any, from its pending litigation against ASC, Nomura Asset and Nomura, as well as other factors beyond the control of the Company.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

NET INCOME (LOSS) SUMMARY

     GENERAL. For the three months ended June 30, 2001, the Company had net income of $0.6 million, or $0.05 per weighted average share, excluding aggregate net losses from investment activities of $(1.9) million, or $(0.14) per share. For the three months ended June 30, 2001, the weighted average number of shares of common stock outstanding was 14,038,983; no distributions or dividends were declared or paid and return on average stockholders' equity was (1.97)% on an actual basis.

     For the three months ended June 30, 2000, the Company had net income of $1.6 million, or $0.11 per weighted average share excluding aggregate net gains from investment activities of $0.4 million, or $0.03 per share, and a credit from the complete reversal of the previously accrued incentive fee of $0.5 million, or $0.03 per share. The weighted average number of shares of common stock outstanding for the three months ended June 30, 2000 was 14,557,790. No distributions or dividends were declared during the three months ended June 30, 2000. Return on average stockholders' equity was 3.30% on an actual basis for the three months ended June 30, 2000.

     For the six months ended June 30, 2001, the Company had net income of $2.2 million, or $0.16 per weighted average share, excluding aggregate net losses from investment activities and the interest rate agreement of $(4.3) million, or $(0.31) per share, and the accrued incentive fee of $(1.2) million, or $(0.09) per share. For the six months ended June 30, 2001, the weighted average number of shares of common stock outstanding was 14,038,983; no distributions or dividends were declared or paid and return on average stockholders' equity was (5.14)% on an actual basis.

     For the six months ended June 30, 2000, the Company had net income of $3.1 million, or $0.21 per weighted average share, excluding aggregate net losses from investment activities of $(2.0) million, or $(0.13) per share. The weighted average number of shares of common stock outstanding for the six months ended June 30, 2000 was 14,702,807. No distributions or dividends were declared during the six months ended June 30, 2000. Return on average stockholders' equity was 1.46% on an actual basis for the six months ended June 30, 2000.

     GAINS/LOSSES FROM INVESTMENT ACTIVITIES. For the three months ended June 30, 2001, the Company sold securities and recorded a net realized loss of $(1.9) million, or $(0.14) per share. Also during this period, the Company recorded a $1.0 million increase in other comprehensive income from the unrealized net gain on securities for an overall net loss in stockholders' equity from securities of $(0.9) million.

     The realized gains from securities during the three months ended June 30, 2000 were $0.4 million, or $0.03 per weighted average share. Also during this period, the Company recorded a $(10.0) million decrease in other comprehensive loss from the unrealized net loss on securities for an overall net loss in stockholders' equity from securities of $(9.6) million. The unrealized net loss recorded during the three months ended June 30, 2000 included a charge of $(9.1) million representing the remaining aggregate carrying value of certain securities that were affected by the default in one of the underlying mortgage loans in a trust fund of which the Company owns Subordinated Interests. The Company was notified in June 2000 of this event. Thereafter, the Company was notified that the amount of the recovery of the securities might be negligible. Accordingly, management increased the unrealized loss on those securities at June 30, 2000 as previously discussed, pending further developments.

     For the six months ended June 30, 2001, the Company sold securities and recorded a net realized loss of $(4.2) million, or $(0.30) per share. Also during this period, the Company recorded a $1.1 million increase in other comprehensive income from the unrealized net gain on securities for an overall net loss in stockholders' equity from securities of $(3.1) million.

     The realized losses from securities during the six months ended June 30, 2000 were $(2.0) million, or $(0.14) per weighted average share. Also during this period, the Company recorded an $(7.5) million decrease in other comprehensive loss from the unrealized net loss on securities for an aggregate net loss in stockholders' equity from securities of $(9.5) million. As previously discussed, the unrealized net loss recorded during the six months ended June 30, 2000 included a charge of $(9.1) million representing the remaining aggregate carrying value of certain securities.

INTEREST INCOME AND AVERAGE INTEREST EARNING ASSET YIELD

     The Company had average interest earning assets of $123.2 million and $202.2 million for the three and six months ended June 30, 2001, respectively, compared to average interest earning assets of $178.6 million and $155.9 million for the three and six months ended June 30, 2000, respectively. The Company earns interest income primarily from its portfolio of investments and cash equivalents. The table below shows, for the three and six months ended June 30, 2001 and 2000, the Company's average balance of cash equivalents, investments, the yields earned on each type of interest earning asset, the yield on average interest earning assets and total interest income.


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
                                      Cash         Cost of      Earning    Cash           Cost of       Earning    Interest
                                      Equivalents  Investments  Assets     Equivalents    Investments   Assets     Income
For the three months ended:
June 30, 2001                         $22,266      $100,899     $123,165   4.51%          6.58%         6.21%      $1,913
June 30, 2000                         $37,208      $162,067     $178,631   5.86%          7.80%         7.85%      $3,913
For the six months ended:
June 30, 2001                         $19,015      $183,233     $202,248   4.84%          7.38%         7.14%      $7,221
June 30, 2000                         $35,229      $130,982     $155,889   5.92%          7.67%         7.52%      $6,302

     During the three and six months ended June 30, 2001, the Company reduced its portfolio of Mortgage Securities and Mortgage Derivatives in contemplation of a liquidation or sale of the Company and the leverage financing used to maintain the portfolio.

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

     The table below shows, for the three and six months ended June 30, 2001 and 2000, the Company's average borrowed funds, interest expense and average cost of funds compared to average one and six-month LIBOR.


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
                                    Borrowed   Interest    Cost of    One-Month   Six-Month  Six-Month   One-Month   Six-Month
                                    Funds       Expense    Funds      LIBOR       LIBOR      LIBOR       LIBOR       LIBOR
For the three months ended:
June 30, 2001                       $ 61,308     $ 703     4.54%      4.30%       4.14%      0.16%       0.24%       0.40%
June 30, 2000                       $115,396    $1,754     6.01%      6.47%       6.84%     (0.38)%     (0.45)%     (0.83)%
For the six months ended:
June 30, 2001                       $139,756    $3,907     5.56%      4.90%       4.66%      0.24%       0.66%       0.90%
June 30, 2000                       $ 77,506    $2,334     5.90%      6.19%       6.58%     (0.39)%     (0.29)%     (0.68)%


     During the first and second quarters of 2001, interest rates decreased due primarily to the interest rate setting actions taken by the Federal Reserve Board, in comparison, during the first and second quarters of 2000, interest rates increased due primarily to converse rate setting actions taken by the Federal Reserve Board.

INTEREST RATE AGREEMENT

     The Company follows an interest-rate risk-management strategy designed to protect against the adverse effects of major interest rate changes through the use of derivative interest rate agreements. Interest rate agreements that have been used by the Company consist of a purchased interest rate cap and interest rate swaps.

     As a result of the reduction in interest rates in January 2001, the Company closed out the existing cap, with a notional amount of $100.0 million, for $0.3 million in cash and recognized a net loss of $(0.1) million, or $(0.01) per share in the consolidated statement of operations that is comprised of a realized loss of $(2.7) million and an unrealized gain of $2.6 million from the reversal of the unrealized loss on the cap at December 31, 2000 due to its sale.

     During the second quarter of 2000, the Company purchased this cap for a premium of $3.0 million to reduce the risk of rising interest rates on the cost of the short-term repurchase agreements used to finance its investments. The cap agreement had a term of three years and provided for monthly payments of interest to the Company to the extent that the one-month LIBOR exceeded 6.54% as applied to the notional amount. As of June 30, 2000, the Company charged other comprehensive loss $(1.2) million to reflect the cap's estimated fair value of $1.8 million in the balance sheet at that time.

     The Company did not enter into any swaps during the three and six months ended June 30, 2001 and 2000.

NET INTEREST INCOME

     Net interest income, which equals total interest income less total interest expense, amounted to $1.2 million for the three months ended June 30, 2001 compared to $1.9 million for the three months ended June 30, 2000. Net interest income totaled $3.3 million for the six months ended June 30, 2001 compared to $3.7 million for the six months ended June 30, 2000. Net interest rate spread, which equals the yield on the Company's interest earning assets (excluding cash and cash equivalents) less the average cost of funds for the period was 2.04% and 1.82% for the three and six months ended June 30, 2001, respectively, compared to 1.79% and 1.77% for the three and six months ended June 30, 2000, respectively.

     The table below shows the components of net interest income, yield on average interest earning assets and average cost of funds for the three and six months ended June 30, 2001 and 2000.


                                            COMPONENTS OF NET INTEREST INCOME
                                                  (dollars in thousands)

                                                                          Yield
                                                                          on
                 Average                           Interest               Average     Average
                 Amortized  Interest    Average    Income on    Total     Amortized   Balance     Total      Average    Net
                 Cost of    Income on   Cash       Cash         Interest  Cost of     Repurchase  Interest   Cost of    Interest
                 Investmen  Investment  Equivalen  Equivalents  Income    Investment  Agreements  Expense    Funds      Income

For the three
months ended:
June 30, 2001    $100,899     $1,659    $22,266       $254      $1,913      6.58%      $61,308       $703     4.54%     $1,210
June 30, 2000    $162,067     $3,362    $37,208       $551      $3,913      7.80%     $115,396     $1,754     6.01%     $1,917
For the six
months ended:
June 30, 2001    $183,233     $6,758    $19,015       $462      $7,220      7.38%     $139,756     $3,907     5.56%    $3,313
June 30, 2000    $155,889     $5,246    $35,229     $1,056      $6,302      7.67%     $77,506      $2,334     5.90%    $3,727

     The overall decrease in net interest income for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 was due primarily to the combined effect of the Company's smaller investment portfolio with lower yields partially offset by the decreased level of borrowed funds at lower financing rates.

     The overall decrease in net interest income for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 was due primarily to the combined effect of the Company's increased level of borrowed funds at lower financing rates supporting a larger investment portfolio with lower yields.

CREDIT CONSIDERATIONS

     At June 30, 2001 and December 31, 2000, the Company had limited its exposure to credit losses on its portfolio by holding 97% and 94% respectively, of its investments in Mortgage Securities issued by FNMA, GNMA and FHLMC (including IOs, fixed/floating rate mortgage securities and fixed rate pass through mortgage securities.)

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses ("operating expenses" or "G&A expense") were $0.6 million and $2.3 million for the three and six months ended June 30, 2001, respectively, consisting of management and incentive fees incurred to Mariner of $0.2 million and $1.5 million, respectively, and professional and other expenses of $0.4 million and $0.8 million, respectively. G&A expenses before the Mariner incentive fee were $0.3 million and $0.6 million for the three and six months ended June 30, 2000, respectively, consisting of management fees incurred to Mariner of $0.1 million and $0.3 million, respectively, and professional and other expenses of $0.2 million and $0.5 million, respectively. The Mariner incentive fee of $0.5 million accrued prior to the three months ended June 30, 2000 was reversed entirely during the three months ended June 30, 2000. There were no differences in the calculation of G&A expense for taxable and GAAP income purposes. The "Efficiency Ratio" is the G&A expense divided by the net interest income.


                                                    G&A EXPENSE RATIOS
                                                   (dollars in thousands)

                                                                             Total G&A
                                                                             Expense/    Total G&A
                                                                             Average     Expense/
                                                                             Interest    Average
                                                                             Earning     Stockholders'  Efficiency
                              Management  Incentive  Other G&A    Total G&A  Assets      Equity         Ratio
                              Fee          Fee        Expense     Expense    (Actual)    (Actual)       (Actual)

For the three months
ended:
June 30, 2001                 $  150       $   --     $  420      $  570      0.46%        0.89%         47.09%
June 30, 2000                 $   62       $ (465)    $  217      $ (186)    (0.01)%      (0.25)%        (9.68)%
For the six months ended:
June 30, 2001                 $  300       $1,219     $  838      $2,357      1.17%        3.61%         71.14%
June 30, 2000                 $  127       $   --     $  479      $  606      0.78%        1.16%         16.27%

NET INCOME (LOSS) AND RETURN ON AVERAGE STOCKHOLDERS' EQUITY

     Net loss was $(1.3) million and $(3.4) million for the three and six months ended June 30, 2001, respectively, compared to net income of $2.5 million and $1.1 million for the three and six months ended June 30, 2000, respectively. Return on average stockholders' equity, on an actual basis, for the three and six months ended June 30, 2001 was (1.97)% and (5.14)%, respectively, compared to 3.30% and 1.46% for the three and six months ended June 30, 2000, respectively.

     The table below shows, on an actual basis, for the three and six months ended June 30, 2001 and 2000 the Company's net interest income, gains (losses) from investment activities and G&A expense each as a percentage of average stockholders' equity, and the return on average stockholders' equity.


                           COMPONENTS OF RETURN ON AVERAGE STOCKHOLDERS' EQUITY
                                                                                             Return on
                                                        Gains (Losses)                        Average
                                       Net Interest     from Investment                    Stockholders'
                                          Income          Activities       G&A Expense        Equity

For the three months ended:
June 30, 2001                            1.90%            (2.98)%            0.89%           (1.97)%
June 30, 2000                            2.53%             0.52%            (0.25)%           3.30%
For the six months ended:
June 30, 2001                            5.07%            (6.60)%            3.61%           (5.14)%
June 30, 2000                            4.92%            (2.66)%            0.80%            1.46%

DISTRIBUTIONS AND TAXABLE INCOME

     The Company has elected to be taxed as a REIT under the Code. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of securities. For the three and six months ended June 30, 2001 and 2000, the Company did not make any capital distributions or declare any dividends.

     The Company currently contemplates that, unless the liquidation takes longer than 24 months, it will continue to qualify as a REIT prior to the final distribution of assets. However, in order for the Company to continue to qualify as a REIT, it must satisfy a number of asset, income and distribution tests, and there can be no assurances that it will be able to satisfy these tests throughout the period during which it liquidates its assets.

FINANCIAL CONDITION

     INVESTMENTS

     As of June 30, 2001 and December 31, 2000, the Company's portfolio consisted of:


                                              AS OF JUNE 30, 2001                 AS OF DECEMBER 31, 2000
                                              -------------------                 -----------------------
                                        Dollar Amount                          Dollar Amount
            SECURITIES                  (IN MILLIONS)        PERCENTAGE        (IN MILLIONS)       PERCENTAGE
            ----------                  -------------        ----------        -------------       ----------
Agency Certificates................         $84.1              96.5%              $275.2              86.5%
Subordinate Interests..............          --                   --                 7.3               2.3%
IOs................................          --              --                     31.3               9.8%
Mortgage Loans.....................           2.1               2.4%                 2.7               0.8%
Other fixed-income assets..........           0.9               1.1%                 1.8               0.6%
                                     -------------------------------------------------------------------------
   Total...........................         $87.1             100.0%              $318.3             100.0%
                                     =========================================================================

     During the first two quarters of 2001, in contemplation of either a liquidation or sale of the Company, the Company reduced its portfolio of Mortgage Securities and the leverage financing used to maintain the portfolio.

     At June 30, 2001 and December 31, 2000, the Company had on its consolidated balance sheet $0.6 million and $4.5 million, respectively, of total unamortized discount (which is the difference between the remaining principal value and the current historical amortized cost of investments acquired at a price below principal value) and $0.3 million and $1.2 million, respectively, of total unamortized premium (which is the difference between the remaining principal amount and the current historical amortized cost of investments acquired at a price above principal value) included as part of the amortized cost of the Company's Mortgage Assets. Unamortized discount balances are accreted as an increase in interest income over the life of Mortgage Assets purchased at a discount to principal value and unamortized premium balances are amortized as a decrease in interest income over the life of Mortgage Assets purchased at a premium to principal value.

     Mortgage principal repayments received were $13.1 million and $27.3 million for the three and six months ended June 30, 2001, respectively, and $3.2 million and $4.3 million for the three and six months ended June 30, 2000, respectively. In the event of a sustained increase in principal prepayment activity with respect to the Company's Mortgage Assets, the amortization of the overall unamortized net discount on the Company's Mortgage Assets would be accelerated resulting in an increase in net interest income.

     The tables below summarize the Company's investments at June 30, 2001 and December 31, 2000.


                                               SECURITIES (EXCLUDING IOs)
                                                  (dollars in thousands)

                                                                   Amortized                 Estimated
                                                                   Cost to                   Fair Value
                            Current                                Current                   to Current    Weighted
                            Principal   Net         Amortized      Principal   Estimated     Principal     Average
                            Amount      Discount    Cost           Amount      Fair Value    Amount        Life (Years)

June 30, 2001              $   87,889   $    (277)  $   87,612      99.69%     $    85,056    96.78%       3.0
December 31, 2000          $  284,768   $  (3,419)  $  281,349      98.80%     $   284,263    99.82%       4.8


                                                     MORTGAGE LOANS
                                               (dollars in thousands)

                                                                   Amortized                 Estimated
                                                                   Cost to                   Fair Value
                            Current                                Current                   to Current    Weighted
                            Principal   Net         Amortized      Principal   Estimated     Principal     Average
                            Amount      Discount    Cost           Amount      Fair Value    Amount        Life (Years)

June 30, 2001                $  2,098    $      1     $  2,099       100.05%      $ 2,099     100.05         16.2
December 31, 2000            $  2,648    $     52     $  2,700       101.98%      $ 2,700     101.98%        17.1


                                                            IO SECURITIES
                                                       (dollars in thousands)

                                                       Amortized                  Estimated
                                                       Cost to                    Fair Value
                             Current                   Current                    to Current    Weighted
                             Notional    Amortized     Notional     Estimated     Notional      Average
                             Amount      Cost          Amount      Fair Value     Amount        Life (Years)

June 30, 2001                $     --     $     --       --         $     --        --           --
December 31, 2000            $  204,337   $ 37,886       18.54%     $ 31,298        15.32%       6.8

     The table below shows gross unrealized gains and losses on all available-for-sale securities in the Company's portfolio at June 30, 2001 and December 31, 2000.


                                           UNREALIZED GAINS AND LOSSES
                                             (dollars in thousands)

                                                           AT JUNE 30, 2001             AT DECEMBER 31, 2000
                                                           ----------------             --------------------
Unrealized Gain                                                $      1,251                 $      6,405
Unrealized Loss                                                      (3,807)                     (10,079)
                                                               -------------                -------------
Net Unrealized Loss                                            $     (2,556)                $     (3,674)
                                                               =============                =============
Net Unrealized Loss as % of  Investments                              (2.84)%                      (0.75)%
  Principal/Notional Amount
Net Unrealized Loss as % of Investments Amortized Cost                (2.85)%                      (1.14)%

     The following table sets forth a schedule of Pass-Through Certificates and Mortgage Loans owned by the Company at June 30, 2001 and December 31, 2000 classified by issuer and by ratings categories.


                        PASS-THROUGH CERTIFICATES AND MORTGAGE LOANS BY ISSUER AND CREDIT RATING
                                                 (dollars in thousands)

                                                   AT JUNE 30, 2001                       AT DECEMBER 31, 2000
                                                   ----------------                       --------------------
                                          CARRYING VALUE       PORTFOLIO MIX      CARRYING VALUE       PORTFOLIO MIX
                                          --------------       -------------      --------------       -------------
Agency Certificates..............         $     84,118             96.5%          $      275,181           86.5%
Privately Issued Certificates:
   A Rating......................                   --             --                      7,312            2.3%
   BB/Ba Rating and below........                  938              1.1%                   1,770            0.6%
IOs..............................                   --             --                     31,298            9.8%
Mortgage Loans...................                2,099              2.4%                   2,700            0.8%
                                          ------------            ------          --------------          ------
              Total..............         $     87,155            100.0%          $      318,261          100.0%
                                          ============            ======          ==============          ======

     The following tables set forth information about the Company's portfolio of Subordinate Interests, IOs and other fixed-income assets as of June 30, 2001 and December 31, 2000.

                              SUBORDINATE INTERESTS
                             (dollars in thousands)

                                            ESTIMATED FAIR VALUE AT
 DESCRIPTION                     JUNE 30, 2001             DECEMBER 31, 2000
 -----------                     -------------             -----------------

 Commercial                     $         --                 $       7,312


                                IO SECURITIES
           (dollars in thousands)

                                               ESTIMATED FAIR VALUE AT
DESCRIPTION          COUPON            JUNE 30, 2001         DECEMBER 31, 2000
-----------          ------            -------------         -----------------

Residential          Fixed         $            --              $     25,112
Commercial           Fixed         $            --              $      6,186


                            OTHER FIXED-INCOME ASSETS
                             (dollars in thousands)

                                               ESTIMATED FAIR VALUE AT
DESCRIPTION                            JUNE 30, 2001         DECEMBER 31, 2000
-----------                            -------------         -----------------
CBO/CLO                            $            938             $       1,770

BORROWINGS

     The Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's investments. These borrowings appear on the balance sheet as repurchase agreements. Substantially all of the Company's investments are currently accepted as collateral for such borrowings. The Company has not established, and currently does not intend to establish, permanent lines of credit. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company's financing objectives. At June 30, 2001 and December 31, 2000, the Company had borrowings outstanding from one and three lenders, respectively. Such borrowings are generally short-term (up to 30-day terms) and may be renewed by the lender at its discretion.

     During the three and six months ended June 30, 2001, the term to maturity of the Company's borrowings has ranged from one to 30 days while during the three and six months ended June 30, 2000, the term to maturity of the Company's borrowings has ranged from one to 30 days, and one to 90 days, respectively. At June 30, 2001, the Company had outstanding $46.4 million of repurchase agreements with a weighted average remaining maturity of two days compared to $239.9 million outstanding at December 31, 2000 with a weighted average remaining maturity of 11 days. All of the Company's borrowings have a cost of funds which adjusts periodically based on a fixed spread over or under one-month LIBOR. At June 30, 2001 and December 31, 2000, the weighted average cost of funds for all of the Company's borrowings was 4.4% and 6.7%, respectively. This decrease was due primarily to the interest rate setting actions taken by the Federal Reserve Board. At June 30, 2001, investments actually pledged had an estimated fair value of $41.2 million compared to $249.5 million at December 31, 2000.

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

     The availability of financing for the Company's portfolio has been stable during the three and six months ended June 30, 2001.

     In November 1999, the Board of Directors increased the amount of common stock authorized to be repurchased under the Company's stock repurchase program to $40.0 million. No shares of common stock were repurchased during the three and six months ended June 30, 2001. During the three and six months ended June 30, 2000, the Company repurchased 25,000 shares for $0.1 million (or approximately $3.92 per share on a weighted average basis) and 825,600 shares of common stock for $3.2 million (or approximately $3.82 per share on a weighted average basis), respectively, pursuant to the stock repurchase program. As of June 30, 2001, an aggregate 6,079,766 shares of the Company's issued common stock had been reacquired at an aggregate cost of $32.8 million.

STOCKHOLDERS' EQUITY

     The Company uses "available-for-sale" accounting treatment for its securities; these assets are carried on the balance sheet at estimated fair value rather than historical amortized cost. Based upon such "available-for-sale" accounting treatment, the Company's stockholders' equity base at June 30, 2001 was $61.2 million, or $4.36 per outstanding common share, compared to $63.4 million, or $4.52 per outstanding common share, at December 31, 2000. If the Company had used historical amortized cost accounting, the Company's stockholders' equity base at June 30, 2001 would have been $63.8 million, or $4.54 per outstanding common share compared to $67.1 million, or $4.78 per outstanding common share, at December 31, 2000.

     With the Company's "available-for-sale" accounting treatment, unrealized fluctuations in fair values of assets do not impact GAAP net income, but rather are reflected on the consolidated balance sheet by changing the carrying value of the assets and reflecting the change in stockholders' equity under "Accumulated Other Comprehensive Income (Loss)." By accounting for its assets in this manner, the Company hopes to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future.

     As a result of this mark-to-market accounting treatment, the book value and book value per share of the Company are likely to fluctuate far more than if the Company used historical amortized cost accounting. As a result, comparison with companies that use historical cost accounting for some or all of their balance sheet may be misleading.

     Unrealized changes in the estimated net fair value of securities have one direct effect on the Company's potential earnings and dividends: positive mark-to-market changes will increase the Company's stockholders' equity base and allow the Company to increase its borrowing capacity while negative changes in the net fair value of the Company's securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Accumulated Other Comprehensive Income (Loss)" was $(2.6) million, or (2.85)% of the amortized cost of securities at June 30, 2001 and $(3.7) million, or (1.14)% of the amortized cost of securities at December 31, 2000.

     The table below shows the Company's stockholders' equity capital base as reported and on a historical amortized cost basis at June 30, 2001 and at December 31, 2000. The historical amortized cost stockholders' equity basis is influenced by issuances of common stock, the level of GAAP earnings as compared to dividends declared, and other factors. The GAAP reported stockholders' equity base is influenced by these factors plus changes in the "Accumulated Other Comprehensive Income (Loss)" account.


                                        STOCKHOLDERS' EQUITY
                                 (dollars in thousands, except per share data)

                                           Historical                       GAAP           Historical      GAAP
                                           Amortized      Net Unrealized    Reported       Amortized       Reported
                                           Cost           Losses on         Stockholders'  Cost            Stockholders'
                                           Stockholders'  Securities        Equity         Stockholders'   Equity
                                           Equity         Available-        Base           Equity          (Book Value
                                           Base           for-Sale          (Book Value)   Per Share       Per Share)

At June 30, 2001                            $63,755        $(2,556)         $61,199        $4.54           $4.36
At December 31, 2000                        $67,114        $(3,674)         $63,440        $4.78           $4.52

CAPITAL AND LEVERAGE STRATEGIES

     The Company's operations were leveraged approximately 1.8 to 1 at June 30, 2001 compared to 5.2 to 1 at December 31, 2000. During the three and six months ended June 30, 2001, in contemplation of either a liquidation or sale of the Company, the Company reduced its portfolio of mortgage securities and the leverage financing used to maintain the portfolio. Consequently, the Company's equity-to-assets ratio increased to approximately 56% at June 30, 2001 from approximately 19% at December 31, 2000. Currently the Company finances most securities acquisitions primarily by borrowing against or "leveraging" its existing portfolio and using the proceeds to acquire additional Mortgage Assets. The Company's target for its equity-to-assets ratio depends on market conditions and other relevant factors.

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

     The following table quantifies the potential changes in portfolio value as of June 30, 2001 should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as interest-earning assets net of interest-bearing liabilities. All changes in value are measured as percentage changes from the projected net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2001 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.


                                          JUNE 30, 2001
                                          PROJECTED PERCENTAGE CHANGE IN
CHANGE IN INTEREST RATE                   NET PORTFOLIO VALUE
-----------------------                   -------------------------------
+ 200 Basis Points                              (1.68)%
+ 100 Basis Points                              (0.77)%
  Base Interest Rate
- 100 Basis Points                               1.01%
- 200 Basis Points                               2.34%

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

     The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at June 30, 2001. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) floating-rate securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and (ii) fixed-rate Mortgage Assets reflect estimated prepayments, which were estimated based on analyses of broker estimates. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.


                                                                            JUNE 30, 2001
                                                 ---------------------------------------------------------------------
                                                                             More than 1
                                                   Within 3      4 to 12      Year to 3      3 Years
                                                    MONTHS        MONTHS        YEARS        AND OVER       TOTAL
                                                 ------------  ------------  -----------    ----------   --------
                                                                 (dollars in thousands)
Rate-Sensitive Assets:
   Mortgage Assets and cash equivalents.....     $   102,229   $       50    $       152   $     2,818   $  105,249

Rate-Sensitive Liabilities:
   Repurchase agreements....................         (46,392)            --            --            --     (46,392)

Interest rate sensitivity gap...............     $    55,837   $       50    $       152   $     2,818   $   58,857
                                                 -----------   ----------    -----------   -----------   ----------

Cumulative interest rate sensitivity gap....     $    55,837   $   55,887    $    56,039   $    58,857   $   58,857
                                                 ===========   ==========    ===========   ===========   ==========

Cumulative interest rate sensitivity gap
   as a percentage of total rate-sensitive
   assets...................................           32.5%         32.5%         32.6%         34.3%         34.3%

PART II. OTHER INFORMATION

     References in this Part II to "LASER" or the "Company" include LASER Mortgage Management, Inc., a Maryland corporation, prior to the date of the reincorporation merger described under "Item 5. Other Information."

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on July 27, 2001. The following matters were voted on at the Annual Meeting:

     1. MERGER WITH AND INTO THE COMPANY. The stockholders approved the merger of LASER Maryland with and into the Company and the change of LASER Maryland's state of incorporation from Maryland to Delaware. There were 11,111,943 shares voted for approval; 8,744 shares voted against and 4,151 abstained.

     2. APPROVAL AND ADOPTION OF THE PLAN OF LIQUIDATION AND DISSOLUTION OF THE COMPANY. The stockholders approved and adopted the plan of liquidation and dissolution of the Company. There were 11,105,950 shares voted for approval; 9,704 shares voted against and 9,214 abstained.

     3. ELECTION OF DIRECTORS. The following persons were elected as directors:

                                                  NUMBER OF SHARES

                     NAME                 VOTED FOR        VOTED AGAINST OR
                                                           ABSTAINED
                 Mark W. Hobbs            13,363,537            26,092
                 Arthur House             13,363,537            26,092


     Of the remaining three board members, one will stand for election in 2002 and two will stand for election in 2003.

     4. APPOINTMENT OF INDEPENDENT AUDITORS. The stockholders approved the appointment of Deloitte & Touche LLP as independent auditors for the Company for the year 2001. There were 13,382,393 shares voted for approval; 3,010 shares voted against and 4,226 abstained.

ITEM 5.  OTHER INFORMATION

     On July 27, 2001, the stockholders of LASER Maryland, at the annual meeting, approved the Reincorporation of LASER Maryland in Delaware and the subsequent liquidation and dissolution of the Company under the terms and conditions of the Plan of Liquidation and Dissolution. On July 31, 2001, LASER Maryland completed the Reincorporation by merging with and into the Company. As of the effective date of the Reincorporation, LASER Maryland ceased to exist. On August 3, 2001, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware, and the dissolution of the Company was effective upon such filing.

         Upon effectiveness of the merger, each outstanding share of common stock, par value $0.001 per share, of LASER Maryland was converted into one share of common stock, par value $0.001 per share, of the surviving Delaware corporation. The common stock of the Company issued pursuant to the merger is deemed to be registered under Section 12(b) of Securities Exchange Act of 1934, as amended (the "Exchange Act"), pursuant to Rule 12g-3(a) and (f) under the Exchange Act, and is trading on the New York Stock Exchange under the symbol "LMM."

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See exhibit index.

(b) Reports

     On April 25, 2001, the Company filed a Current Report on Form 8-K pursuant to Item 5 relating to certain announcements by the Company.

     On July 27, 2001, the Company filed a Current Report on Form 8-K pursuant to Item 5 relating to certain announcements by the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 14, 2001                 LASER MORTGAGE MANAGEMENT, INC.


                                        By:  /s/  Charles R. Howe, II
                                             ------------------------------
                                             Charles R. Howe, II
                                             Chief Financial Officer
                                             (principal accounting officer)
                                             (authorized officer of registrant)

                                  EXHIBIT INDEX



EXHIBIT NUMBER      EXHIBIT

2.1                 The Articles of Merger

2.2                 The Certificate of Ownership and Merger

2.3                 Plan of Liquidation and Dissolution of LASER Mortgage
                    Management, Inc.

3.1 Restated Certificate of Incorporation of LASER Mortgage Management, Inc., a Delaware corporation

3.2 Bylaws of LASER Mortgage Management, Inc., a Delaware corporation