Form 10-Q
period 2001-09-30
LASER MORTGAGE MANAGEMENT INC
filed 2001-11-14
CIK 1046099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:            September 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission file number: 1-13563

LASER MORTGAGE MANAGEMENT, INC.
(exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-3535916 (I.R.S. Employer Identification No.)

c/o Mariner Mortgage Management L.L.C.
780 Third Avenue, 16th Floor
New York, New York 10017
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

Yes   X   No

           Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date: 14,038,983 shares of common stock, $0.001 par value, outstanding as of November 1, 2001

LASER MORTGAGE MANAGEMENT, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

PART II. OTHER INFORMATION	29
Item 1. Legal Proceedings	29
Item 2. Changes in Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	30
Item 6. Exhibits and Reports on Form 8-K	30

PART I.	FINANCIAL INFORMATION

LASER Mortgage Management, Inc.
Statement of Net Assets in Liquidation
 as of September 30, 2001 (Liquidation Basis) and
Balance Sheet
 as of December 31, 2000 (Going Concern Basis)              September 30, 2001  December 31, 2000
                                                               (Unaudited)
Assets
Cash and cash equivalents                                   $       19,780,797  $       3,542,209
Investment in securities                                            71,911,943        315,560,905
Investment in mortgage loans                                         2,080,693          2,699,838
Interest rate agreement                                                      -            380,000
Interest and principal paydowns receivable                           2,105,959          4,328,489
Prepaid expenses                                                             -          1,416,792
                                                            ------------------  -----------------
            Total assets                                            95,879,392  $     327,928,233
                                                                                =================
Liabilities
Repurchase agreements                                               34,960,534  $     239,877,000
Payable for securities acquired                                              -         23,321,844
Accrued interest payable                                                75,790            560,130
Accounts payable and accrued expenses                                  800,656            729,703
Reserve for estimated liquidation costs                                654,542                  -
                                                            ------------------  -----------------
            Total liabilities                                       36,491,522        264,488,677
                                                            ------------------  -----------------

Stockholders' Equity
Common stock: par value $.001 per share; 100,000,000
  shares authorized; 20,118,749 shares issued                                              20,119
Additional paid-in capital                                                            283,012,967
Accumulated other comprehensive loss                                                   (3,673,678)
Accumulated distributions and losses                                                 (183,071,421)
Treasury stock at cost (6,079,766 shares)                                             (32,848,431)
                                                                                -----------------
            Total stockholders' equity                                                 63,439,556
                                                                                -----------------
            Total liabilities and stockholders' equity                          $     327,928,233
                                                                                =================
            Net assets in liquidation                       $       59,387,870
                                                            ==================

                       See notes to financial statements

LASER Mortgage Management, Inc.
Statement of Changes in Net Assets in Liquidation
For the Period July 28, 2001 Through September 30, 2001 (Liquidation Basis)     July 28, 2001
(Unaudited)                                                                September 30, 2001

Interest Income:
  Securities and mortgage loans                                            $          874,620
  Cash and cash equivalents                                                           115,120
                                                                           ------------------
            Total interest income                                                     989,740
                                                                           ------------------
Interest expense:
  Repurchase agreements                                                               244,795
                                                                           ------------------

Net interest income                                                                   744,945

Net gain on securities                                                                147,393

General and administrative expenses                                                   239,737
                                                                           ------------------
  Increase in net assets in liquidation from operating activities                     652,601
                                                                           ------------------

Adjustments to reflect the change to liquidation basis accounting:
 Reduction to reflect estimated net realizable value of securities                   (938,188)
Write-off of prepaid expense                                                       (1,098,222)
Reserve for estimated liquidation costs                                              (700,000)
                                                                           ------------------
            Adjustment to liquidation basis accounting                             (2,736,410)
                                                                           ------------------

Net assets in liquidation at beginning of period                                   61,471,679
                                                                           ------------------

Net assets in liquidation at end of period                                 $       59,387,870
                                                                           ==================
                       See notes to financial statements

LASER Mortgage Management, Inc.               For the                              For the
Statements of Operations and                   Period                               Period
Comprehensive Income                     July 1, 2001       For the        January 1, 2001       For the
(Going Concern Basis)                         through  Three months ended          through   Nine months ended
(Unaudited)                             July 27, 2001  September 30, 2000    July 27, 2001  September 30, 2000

Interest Income:
  Securities and mortgage loans         $     472,801  $        6,004,785  $     7,231,003  $       11,251,204

  Cash and cash equivalents                    63,137             120,743          525,563           1,176,664
                                        -------------  ------------------  ---------------  ------------------

            Total interest income             535,938           6,125,528        7,756,566          12,427,868
                                        -------------  ------------------  ---------------  ------------------
Interest expense:
  Repurchase agreements                       152,840           3,874,009        4,059,974           6,207,614
  Other                                             -                   -                -             242,101
                                        -------------  ------------------  ---------------  ------------------

            Total interest expense            152,840           3,874,009        4,059,974           6,449,715
                                        -------------  ------------------  ---------------  ------------------

Net interest income                           383,098           2,251,519        3,696,592           5,978,153

Net realized (loss) gain on securities        (24,279)            371,115       (4,218,425)         (1,641,134)

Net loss on interest rate agreement                 -                   -         (120,000)                  -

General and administrative expenses           170,526             318,587        2,527,690             924,979
                                        -------------  ------------------  ---------------  ------------------

Net income (loss)                       $     188,293  $        2,304,047  $    (3,169,523) $        3,412,040
                                        -------------  ------------------  ---------------  ------------------
Other Comprehensive Income (Loss):
Unrealized net gain (loss) on
 securities:
 Unrealized holding gain (loss)
  arising during period                        59,866             138,877       (3,016,779)        (10,590,049)
 Add: reclassification adjustment
  for net realized loss (gain)
  included in net income (loss)                24,279            (371,115)       4,218,425           1,641,134
                                        -------------  ------------------  ---------------  ------------------

 Other comprehensive income (loss)             84,145            (232,238)       1,201,646          (8,948,915)
                                        -------------  ------------------  ---------------  ------------------

Comprehensive income (loss)             $     272,438  $        2,071,809  $    (1,967,877) $       (5,536,875)
                                        =============  ==================  ===============  ==================

Net income (loss) per share:
  Basic                                 $        0.01  $             0.16  $         (0.23) $             0.24
                                        =============  ==================  ===============  ==================
  Diluted                               $        0.01  $             0.16  $         (0.23) $             0.24
                                        =============  ==================  ===============  ==================

Weighted average number of
 shares outstanding:
  Basic                                    14,038,983          14,038,983       14,038,983          14,481,532
                                        =============  ==================  ===============  ==================
  Diluted                                  14,038,983          14,038,983       14,038,983          14,481,532
                                        =============  ==================  ===============  ==================

                       See notes to financial statements

LASER Mortgage Management, Inc.
Statement of Stockholders' Equity
For the Period January 1, 2001 Through July 27, 2001 (Going Concern Basis)
 (Unaudited)

                                     -------------------------------------------------------------------------------
                                                               Accumulated
                                                                  Other
                                                              Comprehensive   Accumulated    Treasury
                                     Common     Additional        Income     Distributions     Stock
                                      Stock   Paid-in Capital     (Loss)      and Losses      at Cost       Total
                                     -------------------------------------------------------------------------------

Balance, December 31, 2001          $ 20,119   $283,012,967   $ (3,673,678) $(183,071,421) $(32,848,431) $63,439,556
                                                              -------------                              -----------
Comprehensive income (loss):
 Net loss                                                                      (3,169,523)                (3,169,523)
                                                                                                         ------------
 Other comprehensive income (loss):
   Unrealized holding loss on
    securities during the period                                (3,016,779)                               (3,016,779)
   Reclassification adjustment for
     net realized losses included
     in net loss                                                 4,218,425                                 4,218,425
                                                              -------------                              ------------
 Other comprehensive income                                      1,201,646                                 1,201,646
                                                                                                         ------------
Comprehensive loss                                                                                        (1,967,877)
                                    --------   ------------   ------------- -------------- ------------- ------------

Balance, July 27, 2001              $ 20,119   $283,012,967   $ (2,472,032) $(186,240,944) $(32,848,431) $61,471,679
                                    =========  =============  ============= ============== ============= ============

                       See notes to financial statements

LASER Mortgage Management, Inc.

Statement of Cash Flows
 For the Period July 28, 2001 Through September 30, 2001 (Liquidation Basis)
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Increase in net assets in liquidation from operating activities            $          652,601
Adjustments to reconcile increase in net assets in
 liquidation from operating activities to net cash provided
 by operating activities:
 Amortization of mortgage premiums and discounts, net                                 (16,455)
 Net gain on securities                                                              (147,393)
 Decrease in interest and principal paydowns receivable                               863,326
 Decrease in accrued interest payable                                                (626,183)
 Decrease in accounts payable and accrued expenses                                    (25,357)
 Decrease in reserve for estimated liquidation costs                                  (45,458)
                                                                           -------------------

Net cash provided by operating activities                                             655,081
                                                                           -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on securities and mortgage loans                                 7,964,413
                                                                           -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of repurchase agreements                                               (11,431,041)
                                                                           -------------------

Net decrease in cash and cash equivalents                                          (2,811,547)

Cash and cash equivalents at beginning of period                                   22,592,344
                                                                           -------------------

Cash and cash equivalents at end of period                                 $       19,780,797
                                                                           ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                              $          (870,978)
                                                                           ====================

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Adjustment to liquidation basis accounting                                 $         (2,736,410)
                                                                           ====================

                       See notes to financial statements

LASER Mortgage Management, Inc.               For the                              For the
                                               Period                               Period
Statements of Cash Flows                 July 1, 2001       For the        January 1, 2001        For the
(Going Concern Basis)                         through  Three months ended          through   Nine months ended
(Unaudited)                             July 27, 2001  September 30, 2000    July 27, 2001  September 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                       $     188,293  $        2,304,047  $    (3,169,523) $        3,412,040
Adjustments to reconcile net income
 (loss) to net cash (used in) provided
 by operating activities:
 Amortization of mortgage premiums and
  discounts, net                               (7,175)            (66,142)        (186,354)           (434,889)
 Net realized loss (gain) on sale of
  securities and interest rate agreement       24,279            (371,115)       6,918,425           1,641,134
 Unrealized gain on interest rate agreement         -                   -       (2,580,000)                  -
 (Increase) decrease in interest
  and principal paydowns receivable          (597,704)            134,512        1,359,204          (1,303,705)
 Decrease (increase) in prepaid expenses       45,510              18,030          318,570          (1,836,705)
 Decrease in margin deposits on repurchase
  agreements                                        -                   -                -             425,000
 Increase (decrease) increase in accrued
  interest payable                            152,840             (17,568)         141,843             300,907
 Increase (decrease) in accounts payable
  and accrued expenses                         46,563             168,930           96,310            (390,143)
 Increase in payable to manager                     -              50,210                -              69,251
                                        -------------  ------------------  ---------------  ------------------

Net cash provided by (used in)
 operating activities                        (147,394)          2,220,904        2,898,475           1,882,890
                                        -------------  ------------------  ---------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities                              -         (53,274,121)     (55,048,842)       (424,419,633)
Decrease in payable for securities
 acquired                                           -         (81,110,628)     (23,321,844)                  -
Proceeds from sale of securities                    -          21,647,051      255,982,732         182,955,851
Decrease in receivable for securities
 sold                                               -          (9,890,209)               -          (9,890,209)
Proceeds from sale of interest rate
 agreement                                          -                   -          260,000                   -
Principal payments on securities and
 mortgage loans                             4,490,706           6,743,043       31,765,038          11,091,124
                                        -------------  ------------------  ---------------  ------------------

Net cash (used in) provided by
 investing activities                       4,490,706        (115,884,864)     209,637,084        (240,262,867)
                                        -------------  ------------------  ---------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase agreements                 -         631,106,000    1,960,972,986       1,042,248,625
Repayments of repurchase agreements                 -        (509,992,000)  (2,154,458,410)       (805,483,625)
Payments for repurchase of common stock             -                   -                -          (3,150,937)
                                        -------------  ------------------  ---------------  ------------------

Net cash provided by (used in)
 financing activities                               -         121,114,000     (193,485,424)        233,614,063
                                        -------------  ------------------  ---------------  ------------------

Net increase (decrease) in cash and
 cash equivalents                           4,343,312           7,450,040       19,050,135          (4,765,914)

Cash and cash equivalents at beginning
 of period                                 18,249,032           3,849,070        3,542,209          16,065,024
                                        -------------  ------------------  ---------------  ------------------
Cash and cash equivalents at end
 of period                              $  22,592,344  $       11,299,110  $    22,592,344  $       11,299,110
                                        =============  ==================  ===============  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest paid                           $           -  $        3,891,577  $     3,918,131  $        6,148,809
                                        =============  ==================  ===============  ==================

Net change in unrealized gain (loss)
 on available-for-sale securities       $      84,145  $         (232,238) $     1,201,646  $       (8,948,915)
                                        =============  ==================  ===============  ==================

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

           LASER Mortgage Management, Inc. (the "Company") was incorporated in Delaware on May 1, 2001, as a wholly-owned subsidiary of LASER Mortgage Management, Inc., a Maryland corporation ("LASER Maryland"). LASER Maryland was incorporated in Maryland on September 3, 1997 and commenced its operations on November 26, 1997. On May 30, 2001, the Company's Board of Directors and sole stockholder, LASER Maryland, approved the liquidation and dissolution of the Company under the terms and conditions of the Plan of Liquidation and Dissolution, subject to the approval of the Plan of Liquidation and Dissolution by the stockholders of LASER Maryland. On July 27, 2001, the stockholders of LASER Maryland, at the annual meeting, approved the reincorporation of LASER Maryland in Delaware (the "Reincorporation"), through the merger of LASER Maryland with and into the Company, and the subsequent liquidation and dissolution of the Company under the terms and conditions of the Plan of Liquidation and Dissolution. On July 31, 2001, LASER Maryland completed the Reincorporation by merging with and into the Company. As of the effective date of the Reincorporation, LASER Maryland ceased to exist. On August 3, 2001, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware, and the dissolution of the Company was effective upon such filing. The Company has ceased to conduct normal business operations and now operates solely for the purpose of providing for the satisfaction of its obligations, adjusting and winding-up its business and affairs and distributing its remaining assets. References herein to "LASER" or the "Company" include LASER Maryland prior to the date of the Reincorporation, as applicable.

           In accordance with the Plan of Liquidation and Dissolution, on November 8, 2001, the Board of Directors filed a petition with the Delaware Court of Chancery for permission to make an initial distribution to stockholders of approximately $3.00 per outstanding common share. The petition currently is pending. A hearing on the petition will be held on November 28, 2001. After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining liquidation proceeds over the next three years with a final liquidating distribution to occur thereafter. The total amount of distributions to stockholders is estimated to range between $4.15 and $4.35 per share, but is subject to change based on numerous factors, including future investment results and operating expenses, fluctuations in interest rates and spreads, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses and income received, if any, from its pending litigation against Asset Securitization Corporation ("ASC"), Nomura Asset Capital Corporation ("Nomura Asset") and Nomura Securitization International, Inc. ("Nomura"), as well as other factors beyond the control of the Company.

           Basis of Presentation - As described above, stockholders approved the Plan of Liquidation and Dissolution of the Company on July 27, 2001. As a result, the Company adopted the liquidation basis of accounting effective July 28, 2001. Accordingly, the Company's assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, including an accrual for estimated expenses associated with the liquidation of the Company. Before the adoption of liquidation basis accounting, the Company operated as a continuing business and followed going concern basis accounting. Because substantially all of the existing assets and liabilities of the Company were carried at approximate fair value in accordance with generally accepted accounting principles ("GAAP"), the adoption of liquidation basis accounting did not have a material impact on the Company's financial statements other than requiring the Company to charge stockholders' equity for the: reduction in the carrying value of securities to reflect their estimated net realizable value, write-off of the remaining balance of prepaid expenses, and reserve for estimated expenses associated with the liquidation of the Company. However, the valuation of assets and liabilities at their estimated net realizable values and estimated settlement amounts, respectively, necessarily requires estimates and assumptions. Changes in market conditions, actual costs associated with the liquidation, and other factors may affect the amounts ultimately realized or settled, and those amounts may differ, perhaps materially, from the carrying values on the Company's financial statements.

           The accompanying unaudited financial statements have been prepared on liquidation basis accounting and going concern basis accounting, as appropriate, in conformity with GAAP for interim financial statements and the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals and adjustments upon adoption of liquidation basis accounting, considered necessary for a fair presentation, have been included in these financial statements. These unaudited interim financial statements, as of and for the periods ended September 30, 2001 should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A for the year ended December 31, 2000. Operating results for any interim period are not necessarily indicative of results that may be expected for a full year.

           A summary of the Company's significant accounting policies follows:

           Cash Equivalents - Cash equivalents consist of an overnight reverse repurchase agreement. The amount reported on the statement of net assets in liquidation or balance sheet, as appropriate, represents the amount advanced under the agreement.

           Investments - The Company invested primarily in mortgage-backed securities and mortgage loans. The mortgage-backed securities included privately issued or U.S. government or agency issued mortgage pass-through certificates, collateralized mortgage obligations and other securities representing interests in, or obligations backed by, pools of mortgage loans (collectively, "Mortgage Securities"). The Company also invested in other debt and equity securities ("Other Securities" and, together with Mortgage Securities, "Securities"). The mortgage loans are secured by first or second liens on single-family residential, multi-family residential, commercial or other real property ("Mortgage Loans" and, together with Securities, "Investments").

           Before the adoption of liquidation basis accounting and in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classified its Securities as available-for-sale. The available-for-sale classification required that those Securities be carried at estimated fair value, with unrealized gains and losses reported on the balance sheet as a separate component of stockholders' equity within accumulated other comprehensive loss. This classification was appropriate since the Company may have needed to sell, from time to time, any of its Securities as part of its overall management of its balance sheet even though the Company generally intended to hold most of its Securities until maturity.

           After the adoption of liquidation basis accounting, the Company's Investments are carried at estimated net realizable value on the statement of net assets in liquidation, with unrealized gains and losses reported on the statement of changes in net assets in liquidation.

           The Company's Mortgage Loans are carried at estimated net realizable value on the statement of net assets in liquidation, with unrealized gains and losses reported on the statement of changes in net assets in liquidation. Before the adoption of liquidation basis accounting, the Company's Mortgage Loans were carried at their unpaid principal balance, net of unamortized discount or premium.

           Interest income is accrued based on the outstanding principal or notional amount of the Investments and their contractual terms. Premiums and discounts associated with the purchase of the Investments are amortized into interest income over the lives of the Investments using the effective yield method.

           Realized gains and losses on Investment transactions are determined on the specific identification basis and have been recorded on the statement of changes in net assets in liquidation or the statement of operations, as appropriate.

           Interest Rate Agreements - The Company has followed an interest-rate risk-management strategy designed to protect against the adverse effects of major interest rate changes and used derivative interest rate agreements, such as a purchased interest rate cap ("cap").

           A cap is a contractual agreement for which the Company pays an initial premium in return for subsequent cash flows to the Company to the extent that a specific interest rate index exceeds the contractual fixed rate, applied to a notional amount. The amount of the risk of loss on a cap is the premium paid. The cap was recorded and carried at estimated fair value with changes in fair value reported on the statement of operations. Interest payments received were recorded as a component of net interest income on the statement of operations.

           Repurchase Agreements - The Company utilized repurchase agreements to finance most of its Investments. The repurchase agreements are collateralized by certain of the Company's Investments and bear interest rates that generally move in close relation to the one-month London Interbank Offered Rate ("LIBOR"). The amount reported on the statement of net assets in liquidation or balance sheet, as appropriate, represents the contractual amount to be repaid under such agreements.

           Reserve for Estimated Liquidation Costs - Under liquidation basis accounting, the Company is required to estimate and accrue the costs associated with the liquidation. The amount recorded in the statement of net assets in liquidation represents estimated professional fees and other expenses expected to be paid out over the course of the liquidation. The ultimate amount paid might vary significantly due to, among other things, the timing of the liquidation.

           Securities Sold, Not Yet Purchased - Securities sold, not yet purchased represent an obligation to replace borrowed Securities that were sold. The Company had carried the obligation at its estimated fair value on the balance sheet, with changes in fair value reported on the statement of operations. While the transaction was open, the interest accruing on the borrowed Securities represented an expense to the Company and was recorded as other interest expense on the statement of operations.

           Fair Value of Financial Instruments - The fair values of the Company's Investments and interest rate agreement are based on prices and valuations provided by dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. The carrying values of cash equivalents, interest receivable and payable, repurchase agreements and other financial assets and liabilities approximates their estimated fair value because of the short-term nature of these financial instruments. Estimated net realizable value approximates estimated fair value as presented in these financial statements.

           Income Taxes - The Company has elected to be taxed as a real estate investment trust ("REIT"). The Company currently contemplates that, unless the liquidation takes longer than 24 months, it will continue to qualify as a REIT before the final distribution of assets. However, in order for the Company to continue to qualify as a REIT, it must satisfy a number of asset, income and distribution tests, and there can be no assurances that it will be able to satisfy these tests throughout the period during which it liquidates its assets.

           Use of Estimates - The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

           The following tables show the Company's Mortgage Securities as of September 30, 2001 (stated at estimated net realizable value), and as of December 31, 2000 (stated at estimated fair value), excluding interest-only mortgage derivatives ("IOs").

                            September 30, 2001

                           Agency
                           Fixed/
                       Floating Rate          Non-
                          Mortgage          Mortgage
                         Securities       Subordinates         Total

Current, principal     $70,105,513         $5,345,469      $72,263,762
amount

Unamortized discount            --           (600,000)        (600,000)
Unamortized premium        298,722                 --          298,722
                       -----------         ----------      -----------

Amortized cost          70,404,235          4,745,469       75,149,704

Gross unrealized gains   1,507,708                 --        1,507,708
Gross unrealized losses         --         (4,745,469)      (4,745,469)
                       -----------         ----------      -----------
Estimated net
realizable value       $71,911,943           $     --      $71,911,943
                       ===========         ==========      ===========

                           December 31, 2000

                         Agency
                         Fixed/
                        Floating
                          Rate                     Non-
                        Mortgage    Mortgage     Mortgage
                       Securities  Subordinates Subordinates    Total

Current principal     $271,728,664   $7,316,580 $5,722,553  $284,767,797
amount

Unamortized discount    (3,939,630)          --   (600,000)   (4,539,630)
Unamortized premium      1,117,677        2,684         --     1,120,361
                      ------------   ---------- ----------  ------------

Amortized cost        268,906,711     7,319,264  5,122,553  281,348,528

Gross unrealized        6,290,740            --         --    6,290,740
gains
Gross unrealized          (16,251)       (7,256)(3,352,893)  (3,376,400)
                      ------------   ---------- ----------  ------------

Estimated fair value  $275,181,200   $7,312,008 $1,769,660  $284,262,868
                      ============   ========== ==========  ============

           The Company did not hold any IOs in its portfolio as of September 30, 2001. The following table shows the Company's IOs as of December 31, 2000 (stated at estimated fair value).

                           December 31, 2000

                                 Fixed Rate       Fixed Rate
                                Residential       Commercial        Total

Current notional amount          $104,492,206     $99,844,649    $204,336,855
                                 ============     ===========    ============

Amortized cost                   $31,815,356      $ 6,070,699    $37,886,055

Gross unrealized gains                    --          114,987        114,987
Gross unrealized losses           (6,703,005)              --     (6,703,005)
                                 -----------      -----------    -----------

Estimated fair value             $25,112,351      $ 6,185,686    $31,298,037
                                 ===========      ===========    ===========

           On October 23, 2000 the Company filed suit in the Southern District of New York against ASC, Nomura Asset and Nomura alleging that the defendants defrauded the Company into purchasing approximately $19.0 million worth of ASC securities by failing to disclose, among other things, that one of largest loans in the mortgage pool was seriously troubled. The Company is seeking rescission of the purchase of the securities. During the fourth quarter of 2000, the Company recognized the probable other-than-temporary impairment of the ASC securities. On December 8, 2000, the defendants filed a motion to dismiss the action. On September 5, 2001, such motion was granted with respect to the claims brought under Sections 12(a)(2) and 15 of the Securities Act of 1933 and denied with respect to the common law fraud claims and claims brought under Sections 10(b) and 20(a) of Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Discovery is proceeding with regard to the surviving claims. A recovery of this investment may be possible, but management is unable to predict the likelihood of this occurrence.

3.	MORTGAGE LOANS

           The following table shows the Company's Mortgage Loans at September 30, 2001 (stated at estimated net realizable value) and December 31, 2000 (stated at amortized cost).

                                        September 30, 2001  December 31, 2000

Principal amount                                $2,080,693         $2,647,455
Unamortized discount                                    --                 --
Unamortized premium                                     --             52,383
                                                ----------         ----------
Net amount                                      $2,080,693         $2,699,838
                                                ==========         ==========
4.	INTEREST RATE AGREEMENT

           Caps

           The Company used a cap, during 2000 and continuing into January 2001, to reduce the risk of rising interest rates on the cost of the short-term repurchase agreements used to finance its Investments.

           As a result of the reduction in interest rates in January 2001, the Company closed out the existing cap, with a notional amount of $100,000,000, for $260,000 in cash and recognized a net loss of $(120,000) in the statement of operations that is comprised of a realized loss of $(2,700,000) and an unrealized gain of $2,580,000 from the reversal of the unrealized loss on the cap at December 31, 2000 due to its sale. During the second quarter of 2000, the Company purchased this cap for a premium of $2,960,000. The cap agreement had a term of three years and provided for monthly payments of interest to the Company to the extent that the one-month LIBOR exceeded 6.54%, as applied to the notional amount. By December 31, 2000, the Company had recorded an unrealized loss of $(2,580,000) in the statement of operations with respect to the cap to reflect its estimated fair value of $380,000 in the balance sheet at that time.

5.	REPURCHASE AGREEMENTS

           Most of the Company's Investments were financed by repurchase agreements. The repurchase agreements are collateralized by the market value of the Company's Investments and bear interest rates that generally move in close relation to one-month LIBOR.

           At September 30, 2001 and December 31, 2000, the Company had $34,960,534 and $239,877,000, respectively, of repurchase agreements outstanding with a weighted average borrowing rate of 3.26% and 6.66%, respectively, and a weighted average remaining maturity of 2 days and 11 days, respectively. All of the repurchase agreements outstanding at September 30, 2001 mature within 30 days. The associated accrued interest expense payable on the outstanding repurchase agreements amounted to $75,790 and $560,130 at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001 and December 31, 2000, the repurchase agreements were collateralized by Investments that had an estimated value of approximately $36,120,000 (stated at estimated realizable value) and $249,500,000 (stated at estimated fair value), respectively.

6.	RESERVE FOR ESTIMATED LIQUIDATION COSTS

           At the time of the adoption of liquidation basis accounting, the Company recorded $700,000 for estimated professional fees and other expenses anticipated over the course of the liquidation. At September 30, 2001, the reserve for estimated liquidation costs amounted to $654,542. During the period July 28, 2001 through September 30, 2001, the Company paid $45,458 of liquidation costs. During the period January 1, 2001 through July 27, 2001, the Company incurred approximately $1.4 million of costs directly related to the liquidation of the Company. Such costs were recorded in general and administrative expenses on the statement of operations.

7.	STOCKHOLDERS' EQUITY

           Treasury Stock - In November 1998, the Board of Directors increased the amount of common stock authorized to be repurchased under the Company's stock repurchase program to $40,000,000. During the nine months ended September 30, 2000, the Company repurchased 825,600 shares for $3,150,936 (or approximately $3.82 per share on a weighted average basis), respectively, pursuant to the stock repurchase program. No shares of common stock were repurchased during 2001 or during the three months ended September 30, 2000. As of September 30, 2001, an aggregate of 6,079,766 shares of the Company's common stock had been reacquired at an aggregate cost of $32,848,431.

8.	LONG-TERM STOCK INCENTIVE PLAN

           LASER Maryland had adopted a Long-Term Stock Incentive Plan for directors, executive officers and key employees (the "Incentive Plan"). The Incentive Plan authorized the Compensation Committee of the Board of Directors to grant awards, including incentive stock options as defined under Section 422 of the Code, options not so qualified and deferred common stock. The Incentive Plan authorized an aggregate of 2,066,666 shares of LASER Maryland's common stock for the granting of options or other awards. Upon the effectiveness of the Reincorporation, the Incentive Plan was terminated.

           There were no outstanding awards under the Incentive Plan during 2001. At September 30, 2000, options to purchase 7,500 shares of LASER Maryland's common stock were outstanding. The options vested over a four year period subject to the holder's continued employment or service. LASER Maryland adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for the options. Accordingly, compensation cost was not recognized for the options based on the fair value at the grant date for awards as promulgated by SFAS No. 123. For LASER Maryland's pro-forma net income for the three and nine months ended September 30, 2000, the compensation cost was amortized over the four-year vesting period of the options and the resulting decrease in net income and net income per share was not material.

9.	EARNINGS (LOSS) PER SHARE ("EPS" or "LPS")

           Basic EPS is computed by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted EPS considered the effect of all dilutive potential common shares that were outstanding during the period under the Company's Incentive Plan. Basic and diluted EPS for the period July 1, 2001 through July 27, 2001 and for the period January 1, 2001 through July 27, 2001 and for the three and nine months ended September 30, 2000 was as follows:

                                 For the Period
                       July 1, 2001 through July 27, 2001

                    Net Income          Shares         Per-Share
                   (Numerator)      (Denominator)        Amount

Basic EPS          $    188,293        14,038,983     $      0.01
                   ============      ============     ===========

Diluted EPS        $    188,293        14,038,983     $      0.01
                   ============      ============     ===========

                                 For the Period
                     January 1, 2001 through July 27, 2001

                    Net Income          Shares         Per-Share
                   (Numerator)      (Denominator)        Amount

Basic LPS          $(3,169,523)        14,038,983     $    (0.23)
                   ============      ============     ===========

Diluted LPS        $(3,169,523)        14,038,983     $    (0.23)
                   ============      ============     ===========

                           For the Three Months Ended
                               September 30, 2000

                    Net Income          Shares         Per-Share
                   (Numerator)      (Denominator)        Amount

Basic EPS          $ 2,304,047         14,038,983     $      0.16
                   ===========       ============     ===========

Diluted EPS        $ 2,304,047         14,038,983     $      0.16
                   ===========       ============     ===========

                           For the Nine Months Ended
                               September 30, 2000

                    Net Income          Shares         Per-Share
                   (Numerator)      (Denominator)        Amount

Basic EPS          $ 3,412,040         14,481,532     $      0.24
                   ===========       ============     ===========

Diluted EPS        $ 3,412,040         14,481,532     $      0.24
                   ===========       ============     ===========

           For the period July 1, 2001 through July 27, 2001 and for the period January 1, 2001 through July 27, 2001 and for the three and nine months ended September 30, 2000, there were no deferred common shares reserved for issuance.

           For the period July 1, 2001 through July 27, 2001 and for the period January 1, 2001 through July 27, 2001, there were no outstanding options to purchase common shares of the Company. For the three and nine months ended September 30, 2000, options to purchase 7,500 shares of the Company's common stock were outstanding and were excluded from the computation of diluted EPS for the three and nine months then ended because the strike price ($15.00) was greater than the average daily market price of the Company's common stock for the period rendering them anti-dilutive.

10.	MANAGEMENT AGREEMENT

           From November 1, 1999 to November 1, 2001, Mariner Mortgage Management, L.L.C. ("Mariner") served as the external manager of the Company and was responsible for the day-to-day management of the Company's investments and operations.

           Under the management agreement, which was entered into on November 1, 2000 and terminated on November 1, 2001, Mariner became entitled to be paid an incentive fee upon the earlier of (1) the termination date of the management agreement or (2) the date on which the Board of Directors adopted resolutions approving the liquidation and dissolution, referred to as the anniversary date, which it did on April 25, 2001, equal to the number of shares outstanding on the applicable date, multiplied by:

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

           Based upon this calculation, an incentive fee of $1,219,285 was paid to Mariner on May 1, 2001. Mariner was not entitled to receive any other fee upon the adoption of the Plan of Liquidation and Dissolution.

           In accordance with the terms of the management agreement, Mariner continued to receive its base management fee of $50,000 per month until the termination of the management agreement.

           For the period November 1, 1999 to November 1, 2000, the annual base fee under the terms of the management agreement then in effect, was payable monthly in cash and based on 0.45% of the aggregate value of the Company's outstanding equity as of the end of such month; the annual incentive fee calculation for that period was similar to the computation described above.

           The table below shows the base fees incurred to the Company pursuant to the terms of the Mariner management agreement.

     For the period:                                   Base Fees Incurred

     July 28, 2001 through September 30, 2001           $  100,000                                                                                                     $
     July 1, 2001 through July 27, 2001                 $   50,000                                                                                                     $
     January 1, 2001 through July 27, 2001              $  350,000                                                                                                     $
     Three months ended September 30, 2000              $   50,210                                                                                                     $
     Nine months ended September 30, 2000               $  176,973                                                                                                     $

           No incentive fees were incurred during the period July 28, 2001 through September 30, 2001, the period July 1, 2001 through July 27, 2001 or during the three and nine months ended September 30, 2000. As described above, an incentive fee of $1,219,285 was paid to Mariner during the period January 1, 2001 through July 27, 2001.

           Upon the termination of the management agreement on November 1, 2001, the Company became self managed and entered into employment agreements with William J. Michaelcheck, the President and Chief Executive Officer of the Company, and Charles R. Howe, II, the Vice President, Treasurer and Secretary of the Company, each at a salary of $10,000 per month. Messrs. Michaelcheck and Howe previously were responsible for managing the Company's portfolio at Mariner. On November 1, 2001, the Company also entered into a support services agreement with Mariner Investment Group, Inc., an affiliate of Mariner, under which Mariner Investment Group will provide the Company with office space and services, bookkeeping and accounting services and such other services as may be agreed upon from time to time by the Company and Mariner Investment Group for a fee of $30,000 per month.

11.	SUBSEQUENT EVENT

           In accordance with the Plan of Liquidation and Dissolution, on November 8, 2001, the Board of Directors filed a petition with the Delaware Court of Chancery for permission to make an initial distribution to stockholders of approximately $3.00 per outstanding common share. The petition currently is pending. A hearing on the petition will be held on November 28, 2001. After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining liquidation proceeds over the next three years with a final liquidating distribution to occur thereafter.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

           The following discussion should be read in conjunction with the Company's financial statements set forth in this Form 10-Q and notes thereto and with the audited financial statements included in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2000.

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

Recent Developments

           On July 27, 2001, the stockholders of LASER Maryland, at the annual meeting, approved the Reincorporation of LASER Maryland in Delaware, through the merger of LASER Maryland with and into the Company, and the subsequent liquidation and dissolution of the Company under the terms and conditions of the Plan of Liquidation and Dissolution. On July 31, 2001, LASER Maryland completed the Reincorporation by merging with and into the Company. As of the effective date of the Reincorporation, LASER Maryland ceased to exist. On August 3, 2001, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware, and the dissolution of the Company was effective upon such filing. The Company now operates solely for the purpose of providing for the satisfaction of its obligations, adjusting and winding-up its business and affairs and distributing its remaining assets.

           In accordance with the Plan of Liquidation and Dissolution, on November 8, 2001, the Board of Directors filed a petition with the Delaware Court of Chancery for permission to make an initial distribution to stockholders of approximately $3.00 per outstanding common share. The petition currently is pending. A hearing on the petition will be held on November 28, 2001. After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining liquidation proceeds over the next three years with a final liquidating distribution to occur thereafter. The total amount of distributions to stockholders is estimated to range between $4.15 and $4.35 per share, but is subject to change based on numerous factors, including future investment results and operating expenses, fluctuations in interest rates and spreads, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses and income received, if any, from its pending litigation against ASC, Nomura Asset and Nomura, as well as other factors beyond the control of the Company.

           Upon the termination of the management agreement on November 1, 2001, the Company became self managed and entered into employment agreements with William J. Michaelcheck, the President and Chief Executive Officer of the Company, and Charles R. Howe, II, the Vice President, Treasurer and Secretary of the Company, each at a salary of $10,000 per month. Messrs. Michaelcheck and Howe previously were responsible for managing the Company's portfolio at the Company's former external manager, Mariner. On November 1, 2001, the Company also entered into a support services agreement with Mariner Investment Group, Inc., an affiliate of Mariner, under which Mariner Investment Group will provide the Company with office space and services, bookkeeping and accounting services and such other services as may be agreed upon from time to time by the Company and Mariner Investment Group for a fee of $30,000 per month.

Changes in Net Assets in Liquidation for the Period July 28, 2001 Through September 30, 2001

           Under liquidation basis accounting, net assets in liquidation increased by $0.7 million to $59.4 million for the period July 28, 2001 through September 30, 2001. The Company's portfolio of interest earning assets, net of interest bearing liabilities, earned $0.7 million of net interest income. In addition, the estimated net realizable value of the portfolio increased by $0.2 million. General and administrative expenses during that period amounted to $0.2 million and consisted of $0.1 million of management fees and $0.1 million of professional fees and other expenses.

           During the period July 28, 2001 through September 30, 2001, a net $8.6 million of cash was generated from the Company's operating and investing activities. Additionally, the Company paid $11.4 million to reduce a portion of its outstanding repurchase agreements. Cash and cash equivalents amounted to $19.8 million at September 30, 2001.

           At adoption of liquidation basis accounting, certain adjustments were made to stockholders' equity, as determined under going concern basis accounting, to reflect more accurately the estimated net realizable values of the remaining net assets of the Company. In that regard, reductions in the aggregate amount of $2.7 million were charged to stockholders' equity of $61.4 million at that time. These adjustments consist of a $0.9 million reduction in the carrying value of securities, the immediate write-off of the remaining balance of all prepaid expenses and the recognition of the estimated costs associated with the liquidation. However, the valuation of assets and liabilities at their estimated net realizable values and estimated settlement amounts, respectively, necessarily requires estimates and assumptions. Changes in market conditions, actual costs associated with the liquidation, and other factors may affect the amounts ultimately realized or settled, and those amounts may differ, perhaps materially, from the carrying values on the Company's financial statements.

Results of Operations for the Period July 1, 2001 Through July 27, 2001 and the Period January 1, 2001 Through July 27, 2001 Compared to the Three and Nine Months Ended September 30, 2000

Net Income (Loss) Summary

           General. For the period July 1, 2001 through July 27, 2001, the Company had net income of $0.2 million, or $0.01 per weighted average share. For the period July 1, 2001 through July 27, 2001, the weighted average number of shares of common stock outstanding was 14,038,983; no distributions or dividends were declared or paid and return on average stockholders' equity was 0.29% on an actual basis.

           For the three months ended September 30, 2000, the Company had net income of $1.9 million, or $0.14 per weighted average share excluding aggregate net gains from investment activities of $0.4 million, or $0.02 per share. The weighted average number of shares of common stock outstanding for the three months ended September 30, 2000 was 14,038,983. No distributions or dividends were declared during the three months ended September 30, 2000. Return on average stockholders' equity was 3.68% on an actual basis for the three months ended September 30, 2000.

           For the period January 1, 2001 through July 27, 2001, the Company had net income of $2.4 million, or $0.17 per weighted average share, excluding aggregate net losses from investment activities and the interest rate agreement of $(4.3) million, or $(0.31) per share, and the accrued incentive fee of $(1.2) million, or $(0.09) per share. For the period January 1, 2001 through July 27, 2001, the weighted average number of shares of common stock outstanding was 14,038,983; no distributions or dividends were declared or paid and return on average stockholders' equity was (4.87)% on an actual basis.

           For the nine months ended September 30, 2000, the Company had net income of $5.0 million, or $0.35 per weighted average share, excluding aggregate net losses from investment activities of $(1.6) million, or $(0.11) per share. The weighted average number of shares of common stock outstanding for the nine months ended September 30, 2000 was 14,481,532. No distributions or dividends were declared during the nine months ended September 30, 2000. Return on average stockholders' equity was 4.67% on an actual basis for the nine months ended September 30, 2000.

           Gains/Losses from investment activities. For the period July 1, 2001 through July 27, 2001, the Company recorded a $0.1 million increase in other comprehensive income from the unrealized net gain on securities resulting in a net gain in stockholders' equity from securities of $0.1 million.

           The realized gains from securities during the three months ended September 30, 2000 were $0.4 million, or $0.03 per weighted average share. Also during this period, the Company recorded a $0.5 million increase in other comprehensive income (loss) from the unrealized net gain on securities resulting in an overall net gain in stockholders' equity from securities of $0.9 million.

           For the period January 1, 2001 through July 27, 2001, the Company sold securities and recorded a net realized loss of $(4.2) million, or $(0.30) per share. Also during this period, the Company recorded a $1.2 million increase in other comprehensive income from the unrealized net gain on securities resulting in an overall net loss in stockholders' equity from securities of $(3.0) million.

           The realized losses from securities during the nine months ended September 30, 2000 were $(1.6) million, or $(0.11) per weighted average share. Also during this period, the Company recorded a $(7.1) million decrease in other comprehensive loss from the unrealized net loss on securities (excluding a $(1.9) million decrease from the unrealized loss on the interest rate agreement) for an aggregate net loss in stockholders' equity from securities of $(8.7) million. The unrealized net loss recorded during the nine months ended September 30, 2000 included a charge of $(9.1) million representing the remaining aggregate carrying value of certain securities that were affected by the default in one of the underlying mortgage loans in a trust fund of which the Company owns subordinated interests. The Company was notified in June 2000 of this event. Thereafter, the Company was notified that the amount of the recovery of the securities might be negligible. Accordingly, management increased the unrealized loss on those securities during the second quarter of 2000 as previously discussed, pending further developments.

Interest Income and Average Interest Earning Asset Yield

           The Company earns interest income primarily from its portfolio of investments and cash equivalents. The table below shows, for the period July 1, 2001 through July 27, 2001 and the period January 1, 2001 through July 27, 2001 and for the three and nine months ended September 30, 2000, the Company's average balance of cash equivalents, investments, the yields earned on each type of interest earning asset, the yield on average interest earning assets and total interest income.

                                                           Total                Yield on   Yield on
                                              Average     Average    Yield on   Average    Average
                                    Average   Amortized  Interest     Average   Amortized  Interest      Total
                                     Cash     Cost of     Earning      Cash     Cost of     Earning    Interest
                                  Equivalents Investments  Assets   Equivalents Investments  Assets     Income
                                                          (dollars in thousands)

For the period July 1, 2001
through
July 27, 2001                       $19,656     $89,153   $108,809     3.73%       6.36%      5.91%       $536
For the three months ended
September 30, 2000                   $7,402    $318,293   $325,695     6.38%       7.55%      7.52%     $6,126

For the period January 1, 2001
through July 27, 2001               $19,109    $169,793   $188,902     4.67%       7.30%      7.04%     $7,757
For the nine months ended
September 30, 2000                  $25,954    $193,419   $219,372     6.07%       7.80%      7.52%    $12,428

           During 2001, the Company reduced its portfolio of Mortgage Securities and Mortgage Derivatives in contemplation of a liquidation or sale of the Company and the leverage financing used to maintain the portfolio.

Interest Expense and the Average Cost of Funds

           The Company incurs interest expense primarily from borrowed funds under short-term repurchase agreements that finance most of its portfolio of investments. Interest expense is calculated in the same manner for tax and GAAP purposes. The Company generally has structured its borrowings to closely correlate the Company's cost of borrowed funds with changes in one-month LIBOR.

           The table below shows, for the period July 1, 2001 through July 27, 2001 and the period January 1, 2001 through July 27, 2001 and for the three and nine months ended September 30, 2000, the Company's average borrowed funds, interest expense and average cost of funds compared to average one and six-month LIBOR.

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
                           Average                Average    Average    Average   Average    Average    Average
                           Borrowed   Interest   Cost of    One-Month  Six-Month Six-Month  One-Month  Six-Month
                            Funds      Expense     Funds      LIBOR     LIBOR      LIBOR      LIBOR      LIBOR
                                                          (dollars in thousands)

For the period July 1,
2001 through July 27, 2001 $ 46,392     $ 153       3.83%      3.82%      3.79%     0.02%      0.01%      0.03%
For the three months
ended September 30, 2000   $247,918    $3,874       6.11%      6.62%      6.84%    (0.22)%    (0.51)%    (0.73)%

For the period January 1,
2001 through July 27, 2001 $126,104    $4,060       5.47%      4.74%      4.53%     0.21%      0.72%      0.94%
For the nine months
ended September 30, 2000   $134,310    $6,208       5.97%      6.33%      6.67%    (0.34)%    (0.36)%    (0.69)%

           During 2001, interest rates decreased and during 2000, interest rates increased due primarily to the effect of interest rate setting actions taken by the Federal Reserve Board.

Interest Rate Agreement

           The Company has followed an interest rate risk management strategy designed to protect against the adverse effects of major interest rate changes and had used derivative interest rate agreements, such as a purchased interest rate cap.

           As a result of the reduction in interest rates in January 2001, the Company closed out the existing cap, with a notional amount of $100.0 million, for $0.3 million in cash and recognized a net loss of $(0.1) million, or $(0.01) per share in the statement of operations that is comprised of a realized loss of $(2.7) million and an unrealized gain of $2.6 million from the reversal of the unrealized loss on the cap at December 31, 2000 due to its sale.

           During the second quarter of 2000, the Company purchased this cap for a premium of $3.0 million to reduce the risk of rising interest rates on the cost of the short-term repurchase agreements used to finance its investments. The cap agreement had a term of three years and provided for monthly payments of interest to the Company to the extent that the one-month LIBOR exceeded 6.54% as applied to the notional amount. As of September 30, 2000, the Company charged other comprehensive loss $(1.9) million to reflect the cap's estimated fair value of $1.1 million in the balance sheet at that time.

           The Company did not enter into any other derivatives interest rate agreements during 2001.

General and Administrative Expenses

           General and administrative expenses ("G&A expenses") consist of management and incentive fees incurred to Mariner and professional and other expenses. There were no differences in the calculation of G&A expenses for taxable and GAAP income purposes. The table below shows the G&A expenses for the period July 1, 2001 through July 27, 2001 and the period January 1, 2001 through July 27, 2001 and the three and nine months ended September 30, 2000.

                                                                                      Other G&A   Total G&A
                                                       Management Fee Incentive Fee   Expenses    Expenses
                                                                        (dollars in thousands)
For the period July 1, 2001 through July 27, 2001         $   50        $   --     $  121          $  171
For the three months ended September 30, 2000             $   50        $   --     $  269          $  319
For the period January 1, 2001 through July 27, 2001      $  350        $1,219     $  959          $2,528
For the nine months ended September 30, 2000              $  177        $   --     $  748          $  925

Net Income (Loss) and Return on Average Stockholders' Equity

           Net income (loss) was $0.2 million and $(3.2) million for the period July 1, 2001 through July 27, 2001 and the period January 1, 2001 through July 27, 2001, respectively, compared to net income of $2.3 million and $3.4 million for the three and nine months ended September 30, 2000, respectively. Return on average stockholders' equity, on an actual basis, for the period July 1, 2001 through July 27, 2001 and the period January 1, 2001 through July 27, 2001 was 0.43% and (3.02)%, respectively, compared to 3.68% and 4.67% for the three and nine months ended September 30, 2000, respectively.

           The table below shows, on an actual basis, for the period July 1, 2001 through July 27, 2001 and the period January 1, 2001 through July 27, 2001 and the three and nine months ended September 30, 2000, the Company's net interest income, gains (losses) from investment activities and G&A expenses each as a percentage of average stockholders' equity and the return on average stockholders' equity.

                                                                  Gains (Losses)              Return on
                                                                       from                    Average
                                                       Net          Investment       G&A    Stockholders'
                                                 Interest Income    Activities     Expense      Equity

For the  period  July 1, 2001  through  July 27,      0.60%           (0.04)%        0.27%       0.29%
2001
For the three months ended September 30, 2000         3.59%            0.59%         0.51%       3.68%

For the period  January 1, 2001 through July 27,      5.67%           (6.66)%        3.88%      (4.87)%
2001
For the nine months ended September 30, 2000          8.18%           (2.25)%        1.27%       4.67%

Financial Condition

           Investments

           As of September 30, 2001 and December 31, 2000, the Company's portfolio consisted of:

                                    As of September 30, 2001               As of December 31, 2000
                                    ------------------------               -----------------------
                                 Dollar Amount                          Dollar Amount
            Securities           (in millions)        Percentage        (in millions)       Percentage
            ----------           -------------        ----------        -------------       ----------
Agency Certificates                  $71.9              97.2%              $275.2              86.5%
Subordinate Interests                 --                   --                 7.3               2.3%
IOs                                   --              --                     31.3               9.8%
Mortgage Loans                         2.1               2.8%                 2.7               0.8%
Other fixed-income assets             --                   --                 1.8               0.6%
                              -------------------- ----------------- -------------------- ---------------
Total                                $74.0             100.0%              $318.3             100.0%
                              ==================== ================= ==================== ===============

           During the first two quarters of 2001, in contemplation of either a liquidation or sale of the Company, the Company reduced its portfolio of Mortgage Securities and the leverage financing used to maintain the portfolio. The Company has begun the process of liquidating its assets pursuant to the Plan of Liquidation and Dissolution. The proceeds from sales of assets will be used to pay off the repurchase agreements with the excess available for liquidating distributions to stockholders. See "Distributions and Taxable Income; REIT Status."

           At September 30, 2001 and December 31, 2000, the Company had on its balance sheet $0.6 million and $4.5 million, respectively, of total unamortized discount (which is the difference between the remaining principal value and the current historical amortized cost of investments acquired at a price below principal value) and $0.3 million and $1.2 million, respectively, of total unamortized premium (which is the difference between the remaining principal amount and the current historical amortized cost of investments acquired at a price above principal value) included as part of the amortized cost of the Company's Mortgage Assets. Unamortized discount balances are accreted as an increase in interest income over the life of Mortgage Assets purchased at a discount to principal value and unamortized premium balances are amortized as a decrease in interest income over the life of Mortgage Assets purchased at a premium to principal value.

           Mortgage principal repayments received were $4.5 million and $31.8 million for the period July 1, 2001 through July 27, 2001 and the period January 1, 2001 through July 27, 2001, respectively, and $6.7 million and $11.1 million for the three and nine months ended September 30, 2000, respectively. The tables below summarize the Company's investments at September 30, 2001 and December 31, 2000.

                                       SECURITIES (EXCLUDING IOs)
                                         (dollars in thousands)
                                                             Amortized                   Estimated
                                                              Cost to                   Fair Value   Weighted
                       Current                                Current                   to Current    Average
                      Principal      Net       Amortized     Principal     Estimated     Principal     Life
                       Amount      Discount       Cost        Amount       Fair Value     Amount      (Years)

September 30, 2001   $   75,451  $     (301)  $   75,150      99.60%     $    71,912        95.31%       3.0
December 31, 2000    $  284,768  $   (3,419)  $  281,349      98.80%     $   284,263        99.82%       4.8

                                             MORTGAGE LOANS
                                         (dollars in thousands)
                                                             Amortized                 Estimated
                                                              Cost to                 Fair Value
                       Current                                Current                 to Current    Weighted
                      Principal      Net       Amortized     Principal    Estimated    Principal    Average
                       Amount      Premium        Cost        Amount      Fair Value    Amount    Life (Years)

September 30, 2001     $  2,081    $     --     $  2,081       100.00%      $ 2,081     100.00%        15.9
December 31, 2000      $  2,648    $     52     $  2,700       101.98%      $ 2,700     101.98%        17.1

                                       IO SECURITIES
                                  (dollars in thousands)
                                               Amortized                  Estimated
                                                Cost to                  Fair Value
                       Current                  Current                  to Current    Weighted
                      Notional    Amortized     Notional     Estimated    Notional     Average
                       Amount        Cost        Amount     Fair Value     Amount    Life (Years)

September 30, 2001   $       --    $     --          --      $     --            --        --
December 31, 2000    $  204,337    $ 37,886       18.54%     $ 31,298        15.32%       6.8

           The table below shows gross unrealized gains and losses on all securities in the Company's portfolio at September 30, 2001 (stated at estimated net realizable value) and December 31, 2000 (stated at estimated fair value).

                                          UNREALIZED GAINS AND LOSSES
                                             (dollars in thousands)

                                                        At September 30, 2001   At December 31, 2000
                                                        ---------------------   --------------------
Unrealized Gain                                             $      1,508            $      6,405
Unrealized Loss                                                   (4,746)                (10,079)
                                                            -------------           -------------
Net Unrealized Loss                                         $     (3,238)           $     (3,674)
                                                            =============           =============
Net Unrealized Loss as % of Investments
  Principal/Notional Amount                                        (4.18)%                 (0.75)%
Net Unrealized Loss as % of Investments Amortized Cost             (4.19)%                 (1.14)%

           The following table sets forth a schedule of pass-through certificates and Mortgage Loans owned by the Company at September 30, 2001 and December 31, 2000 classified by issuer and by ratings categories.

                        PASS-THROUGH CERTIFICATES AND MORTGAGE LOANS BY ISSUER AND CREDIT RATING
                                                 (dollars in thousands)

                                        At September 30, 2001                     At December 31, 2000
                                        ---------------------                     --------------------
                                  Carrying Value       Portfolio Mix      Carrying Value       Portfolio Mix
                                  --------------       -------------      --------------       -------------
Agency Certificates               $     71,912             97.2%          $      275,181           86.5%
Privately Issued Certificates:
   A Rating                                 --             --                      7,312            2.3%
   BB/Ba Rating and below                   --             --                      1,770            0.6%
IOs                                         --             --                     31,298            9.8%
Mortgage Loans                           2,081              2.8%                   2,700            0.8%
                                  ------------            ------          --------------          ------
              Total               $     73,993            100.0%          $      318,261          100.0%
                                  ============            ======          ==============          ======

           The following tables set forth information about the Company's portfolio of subordinate interests, IOs and other fixed-income assets as of September 30, 2001 and December 31, 2000.

                              SUBORDINATE INTERESTS
                              (dollars in thousands)

                                              Estimated Fair Value at
                                              -----------------------
Description                         September 30, 2001       December 31, 2000
-----------                         ------------------       -----------------
Commercial                        $            --               $      7,312

                                  IO SECURITIES
                              (dollars in thousands)

                                              Estimated Fair Value at
                                              -----------------------
Description          Coupon         September 30, 2001       December 31, 2000
-----------          ------         ------------------       -----------------
Residential          Fixed        $            --               $     25,112
Commercial           Fixed        $            --               $      6,186

                            OTHER FIXED-INCOME ASSETS
                              (dollars in thousands)

                                               Estimated Fair Value at
                                               -----------------------
Description                         September 30, 2001       December 31, 2000
-----------                         ------------------       -----------------
CBO/CLO                            $            --              $      1,770

Credit Considerations

           At September 30, 2001 and December 31, 2000, the Company had limited its exposure to credit losses on its portfolio by holding 97% and 94% respectively, of its investments in Mortgage Securities issued by the Federal National Mortgage Association, the Government National Mortgage Association and the Federal Home Loan Mortgage Corporation (including IOs, fixed/floating rate mortgage securities and fixed rate pass through mortgage securities).

Liquidity and Capital Resources

           Liquidity measures the Company's ability to turn non-cash assets into cash during the liquidation period to satisfy its commitments to repay existing borrowings, to pay ongoing general and administrative expenses including estimated costs of liquidation, and to make distributions to stockholders. Potential immediate sources of liquidity for the Company include cash balances and unused borrowing capacity, which varies over time as the market value of the Company's securities fluctuates. The Company's balance sheet continues to generate liquidity through mortgage principal repayments and net earnings held prior to distribution to stockholders. The Company believes that its cash on hand, earnings from its investments in Mortgage Assets and proceeds from sales of its securities will be adequate to support the Company and pay its obligations during the liquidation period. In the event the Company liquidates a significant portion of its Mortgage Assets that qualify as qualified real estate assets the Company cannot ensure that it will continue to maintain its REIT status and its exemption under the Investment Company Act of 1940, as amended. See —"Distributions and Taxable Income; REIT Status."

           The Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's investments. These borrowings appear on the statement of net assets in liquidation and balance sheet as repurchase agreements. Substantially all of the Company's investments are currently accepted as collateral for such borrowings. The Company has not established, and currently does not intend to establish, permanent lines of credit. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company's financing objectives. At September 30, 2001 and December 31, 2000, the Company had borrowings outstanding from two and three lenders, respectively. Such borrowings are generally short-term (up to 30-day terms) and may be renewed by the lender at its discretion. The availability of financing for the Company's portfolio has been stable during 2001.

           At September 30, 2001, the Company had outstanding $35.0 million of repurchase agreements with a weighted average remaining maturity of two days compared to $239.9 million outstanding at December 31, 2000 with a weighted average remaining maturity of 11 days. All of the Company's borrowings have a cost of funds that generally moves in relation to the one-month LIBOR. At September 30, 2001 and December 31, 2000, the weighted average cost of funds for all of the Company's borrowings was 3.3% and 6.7%, respectively. This decrease was due primarily to the effect of interest rate setting actions taken by the Federal Reserve Board. At September 30, 2001, investments actually pledged had an estimated fair value of $36.1 million compared to $249.5 million at December 31, 2000.

           In 2001, the Company did not repurchase any shares of common stock under its stock repurchase program. As of September 30, 2001, an aggregate 6,079,766 shares of the Company's issued common stock had been reacquired at an aggregate cost of $32.8 million.

Distributions and Taxable Income; REIT Status

           The Company has elected to be taxed as a REIT under the Code. As a REIT, the Company generally is entitled to a deduction for all dividends it pays to its stockholders for a taxable year. As a result, as a practical matter the Company is not subject to federal income taxation with respect to its distributed income. Accordingly, the Company intends to distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of securities. During 2001 and 2000, the Company did not make any capital distributions or declare any dividends.

           In accordance with the Plan of Liquidation and Dissolution, on November 8, 2001, the Board of Directors filed a petition with the Delaware Court of Chancery for permission to make an initial distribution to stockholders of approximately $3.00 per outstanding common share. The petition currently is pending. A hearing on the petition will be held on November 28, 2001. After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining liquidation proceeds over the next three years with a final liquidating distribution to occur thereafter. The total amount of distributions to stockholders is estimated to range between $4.15 and $4.35 per share, but is subject to change based on numerous factors, including future investment results and operating expenses, fluctuations in interest rates and spreads, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses and income received, if any, from its pending litigation against ASC, Nomura Asset and Nomura, as well as other factors beyond the control of the Company.

           The Company currently contemplates that unless the liquidation takes longer than 24 months, it will continue to qualify as a REIT during the liquidation and dissolution process before the final distribution of assets. However, for the Company to continue to qualify as a REIT, it must satisfy a number of asset, income and distribution tests, and there can be no assurances that it will be able to satisfy these tests throughout the period during which it would liquidate its assets. The Company believes that distributions made to stockholders pursuant to the Plan of Liquidation and Dissolution will be treated for federal income tax purposes as distributions in a complete liquidation. In this case, in general, stockholders will realize, for federal income tax purposes, gain or loss equal to the difference between the cash distributed to them from the liquidating distributions and their adjusted tax basis in their shares. Tax consequences to stockholders may differ depending upon their circumstances. Stockholders are encouraged to consult with their own tax advisors.

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

           The following table quantifies the potential changes in portfolio value as of September 30, 2001 should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as interest-earning assets net of interest-bearing liabilities. All changes in value are measured as percentage changes from the projected net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2001 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

                                                   September 30, 2001
                                             Projected Percentage Change In
        Change in Interest Rate                   Net Portfolio Value
        -----------------------                   -------------------
+ 200 Basis Points                                      (1.45)%
+ 100 Basis Points                                      (0.66)%
  Base Interest Rate
- 100 Basis Points                                       0.85%
- 200 Basis Points                                       1.98%

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

           The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at September 30, 2001. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) floating-rate securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and (ii) fixed-rate Mortgage Assets reflect estimated prepayments, which were estimated based on analyses of broker estimates. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                          September 30, 2001
                                                 -----------------------------------------------------------------
                                                                             More than 1
                                                   Within 3      4 to 12      Year to 3      3 Years
                                                    Months        Months        Years        and Over       Total
                                                 ------------  ------------  -----------    ----------   --------
                                                                 (dollars in thousands)
Rate-Sensitive Assets:
   Mortgage Assets and cash equivalents          $     91,675  $         51  $       237    $    1,777   $ 93,740

Rate-Sensitive Liabilities:
   Repurchase agreements                              (34,960)           --           --            --    (34,960)
                                                 ------------  ------------  -----------    ----------   --------

Interest rate sensitivity gap                    $     56,715  $         51  $       237    $    1,777   $ 58,780
                                                 ------------  ------------  -----------    ----------   --------

Cumulative interest rate sensitivity gap         $     56,715  $     56,766  $    57,003    $   58,780   $ 58,780
                                                 ============  ============  ===========    ==========   ========

Cumulative interest rate sensitivity gap as
   a percentage of total rate-sensitive assets          33.0%         33.1%        33.2%         34.2%      34.2%
PART II.	OTHER INFORMATION

           References in this Part II to "LASER" or the "Company" include LASER Mortgage Management, Inc., a Maryland corporation, prior to the date of the reincorporation merger described under "Item 5. Other Information."

Item 1.	Legal Proceedings

           On October 23, 2000, the Company filed suit in federal court in the Southern District of New York against ASC, Nomura Asset and Nomura alleging that the defendants defrauded the Company into purchasing over $19.0 million worth of mortgage pass-through certificates by failing to disclose among other things, that one of largest loans in the mortgage pool was seriously troubled. On December 8, 2000, the defendants filed a motion to dismiss the action. On September 5, 2001, such motion was granted with respect to the claims brought under Sections 12(a)(2) and 15 of the Securities Act of 1933 and denied with respect to the common law fraud claims and claims brought under Sections 10(b) and 20(a) of Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Discovery is proceeding with regard to the surviving claims. A recovery of this investment may be possible, but management is unable to predict the likelihood of this occurrence.

           In accordance with the Plan of Liquidation and Dissolution, on November 8, 2001, the Board of Directors filed a petition with the Delaware Court of Chancery for permission to make an initial distribution to stockholders of approximately $3.00 per outstanding common share. The petition currently is pending. A hearing on the petition will be held on November 28, 2001.

Item 2.	Changes in Securities and Use of Proceeds

           Not applicable.

Item 3.	Defaults Upon Senior Securities

           Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

           On May 30, 2001, at a special meeting of stockholders, LASER Maryland, the sole stockholder of the Company prior to the Reincorporation and merger of the Company with and into LASER Maryland, approved the liquidation and dissolution of the Company under the terms of the Plan of Liquidation and Dissolution, subject to the approval of the Plan of Liquidation and Dissolution by the stockholders of LASER Maryland.

           The Annual Meeting of Stockholders of LASER Maryland was held on July 27, 2001. The following matters were voted on at the Annual Meeting:

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

           Election of Directors. The following persons were elected as directors:

                                                   Number of Shares
                                                   ----------------
                                                              Voted against or
             Name                            Voted for            abstained
             ----                            ---------            ---------

Mark W. Hobbs                                13,363,537            26,092

Arthur House                                 13,363,537            26,092

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

           In accordance with the Plan of Liquidation and Dissolution, on November 8, 2001, the Board of Directors filed a petition with the Delaware Court of Chancery for permission to make an initial distribution to stockholders of approximately $3.00 per outstanding common share. The petition currently is pending. A hearing on the petition will be held on November 28, 2001. After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining liquidation proceeds over the next three years with a final liquidating distribution to occur thereafter. The total amount of distributions to stockholders is estimated to range between $4.15 and $4.35 per share, but is subject to change based on numerous factors, including future investment results and operating expenses, fluctuations in interest rates and spreads, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses and income received, if any, from its pending litigation against ASC, Nomura Asset and Nomura, as well as other factors beyond the control of the Company.

           Upon the termination of the management agreement on November 1, 2001, the Company became self managed and entered into employment agreements with William J. Michaelcheck, the President and Chief Executive Officer of the Company, and Charles R. Howe, II, the Vice President, Treasurer and Secretary of the Company, each at a salary of $10,000 per month. Messrs. Michaelcheck and Howe previously were responsible for managing the Company's portfolio at Mariner. On November 1, 2001, the Company also entered into a support services agreement with Mariner Investment Group, Inc., an affiliate of Mariner, under which Mariner Investment Group will provide the Company with office space and services, bookkeeping and accounting services and such other services as may be agreed upon from time to time by the Company and Mariner Investment Group for a fee of $30,000 per month.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

See exhibit index.

(b) Reports

           On July 27, 2001, the Company filed a Current Report on Form 8-K pursuant to Item 5 relating to certain announcements by the Company.

           On August 16, 2001, the Company filed a Current Report on Form 8-K pursuant to Item 5 relating to certain announcements by the Company.

SIGNATURES

           Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001	LASER MORTGAGE MANAGEMENT, INC. By: /s/ Charles R. Howe, II Charles R. Howe, II Chief Financial Officer (principal accounting officer) (authorized officer of registrant)

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1	The Articles of Merger (Incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q dated June 30, 2001.)

2.2	The Certificate of Ownership and Merger (Incorporated by reference to Exhibit 2.2 to Registrant's Quarterly Report on Form 10-Q dated June 30, 2001.)

2.3	Plan of Liquidation and Dissolution of LASER Mortgage Management, Inc. (Incorporated by reference to Exhibit 2.3 to Registrant's Quarterly Report on Form 10-Q dated June 30, 2001.)

3.1	Restated Certificate of Incorporation of LASER Mortgage Management, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q dated June 30, 2001.)

3.2	Bylaws of LASER Mortgage Management, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q dated June 30, 2001.)

10.1*	Support Services Agreement dated as of November 1, 2001 between the Registrant and Mariner Investment Group, Inc.

10.2*	Employment Agreement dated as of November 1, 2001 between the Registrant and William J. Michaelcheck

10.3*	Employment Agreement dated as of November 1, 2001 between the Registrant and Charles R. Howe, II.

99.1*	Certificate of Dissolution

*Filed herewith.