Form 10-K
period 2001-12-31
LASER MORTGAGE MANAGEMENT INC
filed 2002-03-29
CIK 1046099

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                         COMMISSION FILE NUMBER: 1-13563

                                -----------------


                         LASER MORTGAGE MANAGEMENT, INC.

           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                  22-3535916
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                       C\O MARINER INVESTMENT GROUP, INC.
             780 THIRD AVENUE, 16TH FLOOR, NEW YORK, NEW YORK 10017
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 758-2024

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS:                      ON WHICH REGISTERED:
     -------------------                       --------------------

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


     AT MARCH 1, 2002, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $16,285,000, BASED UPON THE CLOSING SALE PRICE OF THE COMMON STOCK ON THE NEW YORK STOCK EXCHANGE ON THAT DATE. AT MARCH 1, 2002, THE REGISTRANT HAD OUTSTANDING 14,038,983 SHARES OF COMMON STOCK.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

     NONE.

                         LASER MORTGAGE MANAGEMENT, INC.

                                TABLE OF CONTENTS

PART I

  Item 1.      Business........................................................1

  Item 2.      Properties......................................................8

  Item 3.      Legal Proceedings...............................................8

  Item 4.      Submission of Matters to a Vote of Security Holders.............9

PART II

  Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters............................................10

  Item 6.      Selected Financial Data........................................11

  Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................12

  Item 7A.     Quantitative and Qualitiative Disclosures About Market Risk....27

  Item 8.      Financial Statements and Supplementary Data....................27

  Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................27

PART III

  Item 10.     Directors and Executive Officers of the Registrant.............27

  Item 11.     Executive Compensation.........................................29

  Item 12.     Security Ownership of Certain Beneficial Owners and
               Management.....................................................30

  Item 13.     Certain Relationships and Related Transactions.................31

PART IV

  Item 14.     Exhibits, Financial Statement Schedules and Reports on
               Form 8-K.......................................................32

Financial Statements.........................................................F-1

                                     PART I

ITEM 1.   BUSINESS.

     REFERENCE IS MADE TO THE GLOSSARY COMMENCING ON PAGE 33 OF THIS REPORT FOR DEFINITIONS OF TERMS USED IN THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS AND ELSEWHERE IN THIS REPORT.

GENERAL

     LASER Mortgage Management, Inc. (the "Company") was incorporated in Delaware on May 1, 2001, as a wholly-owned subsidiary of LASER Mortgage Management, Inc., a Maryland corporation ("LASER Maryland"), and is the successor by merger to LASER Maryland. LASER Maryland was incorporated in Maryland on September 3, 1997 and commenced its operations on November 26, 1997. On May 30, 2001, the Company's Board of Directors and sole stockholder, LASER Maryland, approved the liquidation and dissolution of the Company under the terms and conditions of the Plan of Liquidation and Dissolution, subject to the approval of the Plan of Liquidation and Dissolution by the stockholders of LASER Maryland. On July 27, 2001, the stockholders of LASER Maryland, at the annual meeting, approved the reincorporation of LASER Maryland in Delaware (the "Reincorporation"), through the merger of LASER Maryland with and into the Company, and the subsequent liquidation and dissolution of the Company under the terms and conditions of the Plan of Liquidation and Dissolution. On July 31, 2001, LASER Maryland completed the Reincorporation by merging with and into the Company. As of the effective date of the Reincorporation, LASER Maryland ceased to exist. On August 3, 2001, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware, and the dissolution of the Company was effective upon such filing. The Company has ceased to conduct normal business operations and now operates solely for the purpose of providing for the satisfaction of its obligations, adjusting and winding-up its business and affairs and distributing its remaining net assets. References herein to "LASER" or the "Company" include LASER Maryland prior to the date of the Reincorporation, as applicable.

     In accordance with the Plan of Liquidation and Dissolution, on November 8, 2001, the Board of Directors filed a petition with the Delaware Court of Chancery for permission to make an initial distribution to stockholders of $3.00 per outstanding common share. On November 28, 2001, the Delaware Court of Chancery approved this initial distribution to stockholders. On December 28, 2001, a distribution of $3.00 per outstanding share of common stock was made to stockholders of record as of December 17, 2001. As of December 31, 2001, the estimated net realizable value of the Company's net assets in liquidation was $1.31 per share. After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining net assets in liquidation over the next three years with a final liquidating distribution to occur thereafter. The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses and income received, if any, from the pending litigation against Asset Securitization Corporation ("ASC"), Nomura Asset Capital Corporation ("Nomura Asset") and Nomura Securitization International, Inc. ("Nomura"), as well as other factors beyond the control of the Company.

     At its inception, the Company elected to be taxed as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its short taxable year ended December 31, 1997. The Company qualified as a REIT for the taxable years ended December 31, 1997 through 2001. The Company does not expect to qualify as a REIT for the year beginning January 1, 2002. See "--Federal Income Tax Considerations."

     As described above, stockholders approved the Plan of Liquidation and Dissolution of the Company on July 27, 2001. As a result, the Company adopted liquidation basis accounting on July 28, 2001. Prior to July 28, 2001, the Company's operating results were presented in accordance with the historical cost (or going concern) basis accounting. Under liquidation basis accounting, the Company's income, expenses and other comprehensive income are reported as changes in net assets in liquidation in lieu of a statement of operations and comprehensive income. Additionally, under liquidation basis accounting, the Company's assets are carried at their estimated net realizable values and the Company's liabilities are reported at their expected settlement amounts in a statement of net assets in liquidation in lieu of a balance sheet.

RECENT DEVELOPMENTS

     Continuing through January 2002, the Company has liquidated substantially all of its Mortgage Assets pursuant to the Plan of Liquidation and Dissolution, thereby minimizing the risk of loss on the Company's net assets in liquidation. As a result of the proceeds of the sales of Mortgage Assets in 2002, the Company has increased its cash and cash equivalents by $15.3 million from December 31, 2001.

     The Company conducted its operations before January 2002 so as not to become regulated as an "investment company" under the Investment Company Act of 1940 (the "Investment Company Act"). As a result of the sales of Mortgage Assets described above, and applicable provisions of the Investment Company Act, the Company will not engage in any transactions except those which are "merely incidental to its dissolution" so as to avoid having to register as an "investment company" under the Investment Company Act.

     At its inception, the Company elected to be taxed for federal income tax purposes as a REIT under the REIT Provisions of the Code. In order to qualify as a REIT, the Company must satisfy a number of asset, income and distribution tests, including the requirement that 75% of its gross income be derived from real estate sources. The Company does not expect to qualify as a REIT for the year beginning January 2002 because less than 75% of the Company's gross income for the 2002 taxable year is expected to be derived from real estate sources. See "--Federal Income Tax Considerations."

INVESTMENT STRATEGY

     The Company was organized to create and manage an investment portfolio of primarily mortgage-backed securities and mortgage loans that, in combination with financing and hedging activities, would generate income for distribution to its stockholders while preserving the Company's capital base. The mortgage-backed securities included mortgage pass-through certificates, collateralized mortgage obligations, other securities representing interests in, or obligations backed by, pools of mortgage loans and mortgage derivative securities (collectively, the "Mortgage Securities"). The mortgage loans are secured by first or second liens on single-family residential, multi-family residential, commercial or other real property (the "Mortgage Loans" and, together with the Mortgage Securities, the "Mortgage Assets").

     The Company was also authorized to acquire the following types of investments:

     o fixed and adjustable rate mortgage pass-through certificates ("Pass-Through Certificates"), which are securities collateralized by pools of Mortgage Loans issued and sold to investors by private, non-governmental issuers ("Privately-Issued Certificates") or by various U.S. government agencies or instrumentalities (collectively, "Agency Certificates");

     o collateralized mortgage obligations, including regular interests in real estate mortgage investment conduits, which are fixed and adjustable rate debt obligations collateralized by Mortgage Loans or Pass-Through Certificates;

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

     In order to maximize stockholder value, the Board of Directors continuously reviewed the Company's strategic position and its short-term and long-term prospects. The Board of Directors determined that adverse developments in the markets for mortgage-backed securities, REIT stocks in general and the Company's shares in particular made it more difficult for the Company to enhance stockholder value by growing its business as an independent entity and that the Company would continue to experience difficulties in obtaining new debt or equity financing at a reasonable cost. Therefore, the Board of Directors unanimously agreed in April 2001 that the liquidation and dissolution of the Company was the best alternative available to maximize stockholder value.

     From time to time before the adoption by the stockholders of the Plan of Liquidation and Dissolution, the Company received inquiries from third parties concerning a possible acquisition of the Company or its outstanding shares of common stock. Some of those inquiries concerned a possible acquisition only after an initial liquidating distribution had been made to stockholders. None of those inquiries resulted in a transaction proposal that the Board of Directors viewed as being as favorable to stockholders as the liquidation and dissolution of the Company. Now that an initial liquidating distribution has been made, management and the Board of Directors will review any inquiries to determine whether any of the inquiries offers an alternative transaction proposal that the Board of Directors views as being as or more favorable to stockholders than the current liquidation and dissolution of the Company pursuant to the Plan of Liquidation and Dissolution.

     During the period July 28, 2001 through December 31, 2001, the Company began the process of liquidating its assets pursuant to the Plan of Liquidation and Dissolution. At December 31, 2001, the Company's remaining portfolio amounted to $17.3 million and consisted primarily of Agency Certificates. In January 2002, the Company disposed of all of its remaining Agency Certificates.

OPERATING POLICIES AND STRATEGIES

     HISTORICAL CAPITAL AND LEVERAGE POLICIES

     Initially, the Company financed its acquisition of Mortgage Assets through proceeds of its initial public offering in December 1997 and several concurrent private placements, and subsequently financed any acquisitions primarily by borrowing against or "leveraging" its existing portfolio and using the proceeds to acquire additional Mortgage Assets. Historically, the Company's target for its equity-to-assets ratio depended upon market conditions and other relevant factors. In connection with its liquidation and dissolution, the Company has substantially reduced its portfolio of Mortgage Securities and the leverage financing used to maintain its portfolio.

     HISTORICAL SHORT-TERM BORROWING

     Mortgage Assets were financed primarily at short-term borrowing rates through repurchase agreements. Repurchase agreements are sales of pledged securities to a lender at discounted prices in return for an agreement by the lender to resell the same or substantially similar securities to the borrower on some future date at an agreed price.

     Repurchase agreements are structured as sale and repurchase obligations that allow a borrower to pledge purchased Mortgage Assets as collateral securing short-term loans to finance the purchase of such Mortgage Assets. Typically, the lender in a repurchase arrangement makes a loan in an amount equal to a percentage of the market value of the pledged collateral. At maturity, the borrower is required to repay the loan and the pledged collateral is released. Pledged Mortgage Assets continue to pay principal and interest to the borrower. Repurchase agreements also require the Company to deposit additional collateral (a "margin call") or reduce its borrowings thereunder, if the market value of the pledged collateral declines below certain levels. The Company has met every margin call to date initiated by its lenders.

     The Company has entered into repurchase agreements with financially sound institutions, primarily broker-dealers. The Company has liquidated substantially all of its Mortgage Securities pursuant to the Plan of Liquidation and Dissolution and has used the proceeds from the sales of Mortgage Securities to repay substantially all of the outstanding repurchase agreements. The Company does not intend to enter into any new repurchase agreements.

     HISTORICAL INTEREST RATE RISK MANAGEMENT STRATEGY AND HEDGING ACTIVITIES

     The Company followed an interest rate risk management strategy designed to protect against the adverse effects of major interest rate changes. As part of this strategy, the Company entered into hedging transactions which included interest rate swaps and an interest rate cap. These instruments were used to hedge as much of the interest rate risk of the Company as the investment manager determined was in the best interest of the stockholders, given the cost of such hedges and the prior need to maintain the Company's status as a REIT.

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

     The Company did not enter into any interest rate swaps during 1999, 2000 and 2001, after having used them extensively in 1997 and 1998.

     In May 2000, the Company purchased a cap with a notional amount of $100 million for a premium of $3.0 million to reduce the risk of rising interest rates on the cost of the short-term repurchase agreements used to finance its investments. The cap agreement had a term of three years and provided for monthly payments of interest to the Company to the extent that the one-month London Interbank Offered Rate ("LIBOR") exceeded 6.54% as applied to the notional amount. At December 31, 2000, the cap had an estimated fair value of $0.4 million and the Company recorded an unrealized loss of $(2.6) million in the statement of operations. As a result of the subsequent reduction in interest rates, the Company closed out the cap in January 2001 for $0.3 million and recognized an additional loss of $(0.1) million in the statement of operations.

     The Company did not purchase any interest rate caps in 2001.

MANAGEMENT ARRANGEMENTS

     From November 1, 1999 to November 1, 2001, Mariner Mortgage Management, L.L.C. ("Mariner") served as the external manager of the Company and was responsible for the day-to-day management of the Company's investments and operations.

     Under the most recent management agreement, which was entered into on November 1, 2000 and terminated on November 1, 2001, Mariner became entitled to be paid an incentive fee upon the earlier of (1) the termination date of the management agreement or (2) the date on which the Board of Directors adopted resolutions approving the liquidation and dissolution, referred to as the anniversary date, which it did on April 25, 2001, equal to the number of shares outstanding on the applicable date, multiplied by:

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

     Based upon this calculation, an incentive fee of $1,219,285 was paid to Mariner on May 1, 2001. Mariner was not entitled to receive any other fee in connection with the Plan of Liquidation and Dissolution.

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

     The table below shows the base fees incurred to the Company pursuant to the terms of the Mariner management agreement.

     FOR THE PERIOD:                                        Base Fees Incurred

     July 28, 2001 through November 1, 2001                   $      150,000
     January 1, 2001 through July 27, 2001                    $      350,000
     January 1, 2000 through December 31, 2000                $      294,193
     November 1, 1999 through December 31, 1999               $       42,754

     No incentive fees were incurred during the period July 28, 2001 through December 31, 2001, or during the years ended December 31, 2000 and 1999. As described above, an incentive fee of $1,219,285 was paid to Mariner during the period January 1, 2001 through July 27, 2001.

     Upon the termination of the management agreement on November 1, 2001, the Company became self managed and entered into employment agreements with William
J. Michaelcheck, the President and Chief Executive Officer of the Company, and Charles R. Howe, II, the Vice President, Treasurer and Secretary of the Company, each at a salary of $10,000 per month. Messrs. Michaelcheck and Howe previously were responsible for managing the Company's portfolio at Mariner and continue to have significant responsibilities at Mariner. On November 1, 2001, the Company also entered into a support services agreement with Mariner Investment Group, Inc. ("Mariner Investment Group"), an affiliate of Mariner, under which Mariner Investment Group will provide the Company with office space and services, bookkeeping and accounting services and such other services as may be agreed upon from time to time by the Company and Mariner Investment Group for a fee of $30,000 per month.

     Prior to November 1, 1999, the Company was engaged in a consulting arrangement with BlackRock Financial Management, Inc. ("BlackRock") and in a management agreement with LASER Advisers, Inc. (the "Former Manager").

     The management agreement with the Former Manager was terminated effective February 28, 1999. During the time the management agreement was in effect, it provided for an annual base management fee of 1.0% of average stockholders' equity, as defined in the management agreement, and a quarterly incentive fee in an amount equal to 20% of the excess quarterly net income of the Company over a hurdle, all as defined.

     For the year ended December 31, 1999, the Company incurred consulting fees to BlackRock in the amount of $1.1 million and management fees to the Former Manager of approximately $0.5 million for the year ended December 31, 1999.

FEDERAL INCOME TAX CONSIDERATIONS

     TAXATION OF THE COMPANY

     At its inception, the Company elected to be taxed for federal income tax purposes as a REIT under the REIT Provisions of the Code. As such, the Company generally was entitled to a deduction for all dividends it paid to its stockholders for a taxable year. As a result, the Company was not subject to federal income taxation with respect to its distributed income. Because less than 75% of the Company's gross income for the 2002 taxable year is expected to derive from the prescribed real estate sources, the Company does not expect to qualify as a REIT for the year beginning January 2002.

     If, in 2002, the Company fails to qualify as a REIT or the Company revokes its election to be taxed as a REIT, it will no longer be entitled to deduct dividends paid to stockholders from its taxable income. In this case, the Company would be subject to federal income tax at corporate rates (including any applicable alternative minimum tax) with respect to gains from liquidating sales of assets and income from operations for that year and for subsequent taxable years. These federal income taxes should reduce the amounts otherwise distributable to its stockholders.

     Revenue Procedure 99-17 provided securities and commodities traders with the ability to elect mark-to-market treatment for 1998 by including a statement with their timely filed 1998 tax return. The election applies for all future years as well unless revoked with the consent of the Internal Revenue Service (the "IRS"). The Company elected mark-to-market treatment as a securities trader, and accordingly, recognizes gains and losses prior to the actual disposition of its securities. Moreover, some if not all of these constructive gains and losses, as well as some if not all gains or losses from actual dispositions of securities, for both 1998 and beyond, are being treated as ordinary in nature, and not capital, as they would be in the absence of this election. There is no assurance, however, that the Company's election will not be challenged on the ground that it is not in fact a trader in securities, or that it is only a trader with respect to some, but not all, of its securities. As such, there is a risk that the Company will not be able to mark to market its securities, or that it will be limited in its ability to recognize certain losses.

     The Company believes that during 1999 it experienced an "ownership change" within the meaning of Section 382 of the Code. Consequently, the Company's use of NOLs generated before the ownership change to reduce taxable income after the ownership change will be subject to limitations under Code Section 382. Generally, Code Section 382 limits the use of NOLs in any year to the value of the Company's common stock on the date of the ownership change multiplied by the long-term tax-exempt rate (published by the IRS) with respect to that date.

     TAX CONSEQUENCES OF LIQUIDATING DISTRIBUTIONS TO STOCKHOLDERS

     The Company believes that the distributions of proceeds of sales of assets to stockholders pursuant to the Plan of Liquidation and Dissolution should be treated as distributions in a complete liquidation. In this case, distributions should not be treated as dividends received by a stockholder, but rather as if the stockholder had sold its shares. Also in this case, a stockholder should recognize gain or loss with respect to each share held by the stockholder, measured by the difference between:

     o the total amount of cash and fair market value of other property, if any, received by the stockholder with respect to such share pursuant to the Plan of Liquidation and Dissolution; and

     o    the stockholder's basis in that share.

     If a stockholder holds blocks of shares acquired at different times or at different costs, each liquidating distribution would be allocated ratably among the various blocks of shares, and gain or loss would be computed separately with respect to each block of shares.

     Gain or loss recognized by a stockholder would be capital gain or loss if the shares are held by the stockholder as capital assets. Capital gain or loss would be long-term if the shares were held for more than 12 months. Corporate stockholders may deduct capital losses in the year recognized only to the extent of capital gains recognized during such year. Unused capital losses of a corporation may generally be carried back three years and forward for five years, but may not be carried to any year in which they would create or increase a net operating loss. Individual stockholders may deduct capital losses each year to the extent of their capital gains, plus $3,000. Any unused capital loss may be carried forward indefinitely by individual taxpayers until the individual recognizes sufficient capital gains to absorb them or recognizes such losses at the rate of up to $3,000 per year. Capital losses may not be carried back by an individual.

     The liquidation and dissolution will result in more than one liquidating distribution to the stockholders. Each liquidating distribution would be first applied against the adjusted tax basis of each of a stockholder's shares and gain would be recognized with respect to a share only after an amount equal to the adjusted tax basis of such share has been fully recovered. Any losses with respect to a share could be recognized by a stockholder only after we have made our final distribution, if any, or after the last substantial liquidating distribution was determinable with reasonable certainty. As a consequence of the foregoing, stockholders that would realize losses under the Plan of Liquidation and Dissolution would likely be prevented from recognizing such losses until the receipt of the final distribution.

     TAX CONSEQUENCES OF LIQUIDATING DISTRIBUTIONS TO NON-UNITED STATES STOCKHOLDERS

     Because liquidating distributions pursuant to the Plan of Liquidation and Dissolution should be treated as paid in exchange for a stockholder's shares and not as dividends, no withholding on liquidating distributions should generally be required.

     Although the Company will not be required to withhold against liquidating distributions to any non-U.S. stockholder (non-U.S. stockholders, as used herein, refer to stockholders that are not "U.S. persons" as defined in section 7701(a)(30) of the Code) a non-U.S. stockholder nevertheless will be subject to U.S. federal income tax with respect to liquidating distributions under the following circumstances. First, if a non-U.S. stockholder's investment in the Company's shares is effectively connected with the non-U.S. stockholder's U.S. trade or business, the non-U.S. stockholder generally will be subject to the same treatment as U.S. stockholders with respect to liquidating distributions, and if the non-U.S. stockholder is a corporation, it may also be subject to the branch profits tax. Second, if the non-U.S. stockholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year in which the liquidating distributions are received and certain other conditions apply, the nonresident alien individual will be subject to a 30% tax on the individual's capital gains.

     Non-U.S. stockholders should consult their own tax advisors regarding the U.S. federal income tax consequences of receiving liquidating distributions.

     INFORMATION REPORTING REQUIREMENTS AND BACKUP WITHHOLDING

     The Company reports to its U.S. stockholders and to the IRS the amount of distributions paid during each calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, a stockholder may be subject to backup withholding at the rate of 30% with respect to distributions paid unless such holder (i) is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact, or (ii) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with the applicable requirements of the backup withholding rules. A stockholder who does not provide the Company with his correct taxpayer identification number also may be subject to penalties imposed by the IRS. Any amount paid as backup withholding will be creditable against the stockholder's income tax liability. The Treasury Department has issued regulations regarding the backup withholding rules as applied to non-U.S. stockholders that unify and tighten current certification procedures and forms and clarify reliance standards.

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

EMPLOYEES

     The Company currently has two employees. Mariner Investment Group provides various support services to the Company pursuant to a support services agreement described in Item 2.

ITEM 2.   PROPERTIES.

     On November 1, 2001, the Company entered into a support services agreement with Mariner Investment Group, an affiliate of Mariner, under which Mariner Investment Group will provide the Company with office space and services, bookkeeping and accounting services and such other services as may be agreed upon from time to time by the Company and Mariner Investment Group for a fee of $30,000 per month.

     The Company's executive offices are located within Mariner Investment Group's offices at 780 Third Avenue, 16th Floor, New York, New York 10017.

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

     In accordance with the Plan of Liquidation and Dissolution, on November 8, 2001, the Board of Directors filed a petition with the Delaware Court of Chancery for permission to make an initial distribution to stockholders of $3.00 per outstanding common share. On November 28, 2001, the Delaware Court of Chancery approved this initial distribution to stockholders. On December 28, 2001, a distribution of $3.00 per outstanding share of common stock was made to stockholders of record as of December 17, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers are as follows:


                                  OFFICER
            NAME              AGE  SINCE                      POSITION
----------------------------- --- ------- ------------------------------------------------
William J. Michaelcheck......  55   1999  Chief Executive Officer, President and Director
Charles R. Howe, II..........  40   2000  Chief Financial Officer, Treasurer and Secretary


     The Company's officers are elected by the Board of Directors and serve at the discretion of the Board.

     WILLIAM J. MICHAELCHECK has been the President and Chief Executive Officer of the Company since November 1999 and the Chairman and sole member of Mariner since its inception in October 1999. Mr. Michaelcheck has been the Chairman and sole stockholder of Mariner Investment Group since 1992. Formerly, he was Executive Vice President of the Bear Stearns Companies Inc. and a Senior Managing Director of Bear, Stearns & Co. Inc., where he was co-head of the Fixed-Income Department and also responsible for a large segment of the firm's trading activities and risk management. Mr. Michaelcheck joined Bear Stearns in 1979 as co-creator of the Government Bond Department, becoming a General Partner in 1981 and a Senior Managing Director when Bear Stearns became a publicly-held corporation. He was named Executive Vice President in 1987, and served on the firm's Executive Committee and Management and Compensation Committee until leaving Bear Stearns in October 1992.

     CHARLES R. HOWE, II has been the Chief Financial Officer, Treasurer and Secretary of the Company since January 2000 and the Chief Financial Officer of Mariner since its inception and of Mariner Investment Group for more than five years.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock trades on the New York Stock Exchange under the symbol "LMM." The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock as reported on the NYSE composite tape and the cash dividends and distributions declared per share of Common Stock. To comply with applicable provisions of the Investment Company Act, the Company may be required to delist its Common Stock from the NYSE. In any event, based on conversations with the NYSE, the Company believes that the NYSE will take action to delist the Common Stock because the Company will not be able to maintain continued compliance with the NYSE's listing requirements. Accordingly, if the Common Stock is delisted from the NYSE, trading, if any, would thereafter be conducted on the over-the-counter market in the so-called "pink sheets." As a result, it may be more difficult to dispose of, or to obtain accurate quotations as to the price of, the Common Stock.


                                              Stock Prices     Cash Dividends/
                                              ------------      Distributions
                                              High     Low    Declared Per Share
                                              ----     ---   ------------------
2000
   First Quarter                             $4.06    $3.75         $--
   Second Quarter                            $3.94    $3.63          --
   Third Quarter                             $3.81    $3.00          --
   Fourth Quarter                            $3.50    $3.00          --
2001
   First Quarter                             $3.92    $3.37          --
   Second Quarter                            $4.24    $3.86          --
   Third Quarter                             $4.17    $3.97          --
   Fourth Quarter                            $4.17    $1.05        $3.00
2002
   First Quarter (through March 1, 2002)     $1.16    $1.04          --


     As of March 1, 2002, the Company had 14,038,983 shares of Common Stock issued and outstanding which were held by 48 holders of record.

     DISTRIBUTIONS

     In accordance with the Plan of Liquidation and Dissolution, on November 8, 2001, the Board of Directors filed a petition with the Delaware Court of Chancery for permission to make an initial distribution to stockholders of $3.00 per outstanding common share. On November 28, 2001, the Delaware Court of Chancery approved this initial distribution to stockholders. On December 28, 2001, a distribution of $3.00 per outstanding share of common stock was made to stockholders of record as of December 17, 2001. As of December 31, 2001, the estimated net realizable value of the Company's net assets in liquidation was $1.31 per share. After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining net assets in liquidation over the next three years with a final liquidating distribution to occur thereafter. The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses and income received, if any, from the pending litigation against ASC, Nomura Asset and Nomura, as well as other factors beyond the control of the Company.

ITEM 6.   SELECTED FINANCIAL DATA.

     The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and the notes thereto and other financial information included elsewhere herein.

-------------------------------------------------------------------------------------------------------------------
                                           Period from
                                         January 1, 2001
                                         through July 27,                                           Period from
                                         2001 (the date                                             November 26,
                                         immediately prior                                              1997
                                          to the date of                                           (Commencement
                                            adoption of     Year Ended   Year Ended   Year Ended   of Operations)
                                         liquidation basis December 31, December 31, December 31,     through
                                            accounting         2000         1999         1998     December 31, 1997
                                         ----------------- ------------ ------------ ------------ -----------------
                                                         (in thousands, except share and per share data)
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME DATA:
Interest income:
  Securities and mortgage loans.........    $     7,231    $    17,194  $    28,139  $   182,733     $    10,078
  Cash and cash equivalents.............            526          1,250        1,805        4,053             811
                                            -----------    -----------  -----------  -----------     -----------
     Total interest income..............          7,757         18,444       29,944      186,786          10,889
                                            -----------    -----------  -----------  -----------     -----------
Interest expense:
  Repurchase agreements.................          4,060         10,654       16,812      154,757           8,489
  Other.................................             --             21           --           --              --
                                            -----------    -----------  -----------  -----------     -----------
     Total interest expense.............          4,060         10,675       16,812      154,757           8,489
                                            -----------    -----------  -----------  ------------    -----------
Net interest income.....................          3,697          7,769       13,132       32,029           2,400
Net realized (loss) gain on sale of
  securities and swaps..................         (4,218)        (1,125)     (19,829)     (52,443)            588
Net loss on interest rate agreement.....           (120)        (2,580)          --           --              --
Impairment loss on securities...........             --        (17,597)          --      (51,474)             --
General and administrative expenses.....          2,528          1,617        4,325        8,384             415
                                            -----------    -----------  -----------  -----------     -----------
 Net (loss) income......................    $    (3,169)   $   (15,150) $   (11,022) $   (80,272)    $     2,573
                                            -----------    -----------  -----------  -----------     -----------
Other Comprehensive (Loss) Income:
  Unrealized net gain (loss) on securities:
     Unrealized holding (loss) gain
     arising during the period..........         (3,017)        (9,973)     (17,506)     (67,793)          1,192
  Add: reclassification adjustment
     for net realized loss (gain)
     included in net (loss) income......          4,218         18,722       19,829       52,443            (588)
                                            -----------    -----------  -----------  -----------     -----------
Other comprehensive income (loss).......          1,201          8,749        2,323      (15,350)            604
                                            -----------    -----------  -----------  -----------     -----------
Comprehensive (loss) income.............    $    (1,968)   $    (6,401) $    (8,699) $   (95,622)    $     3,177
                                            ===========    ===========  ===========  ===========     ===========

Net (loss) income per share:
  Basic.................................    $     (0.23)   $     (1.05) $     (0.65) $     (4.16)    $      0.13
                                            ===========    ===========  ===========  ===========     ===========
  Diluted...............................    $     (0.23)   $     (1.05) $     (0.65) $     (4.16)    $      0.13
                                            ===========    ===========  ===========  ===========     ===========
Weighted average number of shares
outstanding:
  Basic.................................     14,038,983     14,369,081   16,925,143   19,313,865      20,019,999
                                            ===========    ===========  ===========  ===========     ===========
  Diluted...............................     14,038,983     14,369,081   16,925,143   19,313,865      20,019,999
                                            ===========    ===========  ===========  ===========     ===========
-------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                          STATEMENT OF NET                                       BALANCE SHEET DATA
                          ASSETS IN
                          LIQUIDATION
                          As of                As of         As of             As of             As of             As of
                          December 31, 2001    July 27, 2001 December 31, 2000 December 31, 1999 December 31, 1998 December 31, 1997
                          -----------------    ------------- ----------------- ----------------- ----------------- -----------------
Cash and cash equivalents    $     2,960        $    22,592     $     3,542       $    16,065       $    30,393       $    82,627
Total assets                      21,919            109,391         327,928           118,283           874,071         3,793,239
Total liabilities                  3,476             47,919         264,488            45,291           746,514         3,510,805
Stockholders' equity                  --             61,472          63,440            72,992           127,557           282,434
Net assets in liquidation         18,443                 --              --                --                --                --
------------------------------------------------------------------------------------------------------------------------------------

     As a result of the stockholders approving the Plan of Liquidation and Dissolution, the Company adopted liquidation basis accounting effective July 28, 2001. Accordingly, the Company's assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, including an accrual for estimated expenses associated with the liquidation of the Company. This information should also be read in conjunction with "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the audited financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with "Selected Financial Data" and the financial statements and notes thereto included elsewhere herein.

GENERAL

     On July 27, 2001, the stockholders of LASER Maryland, at the annual meeting, approved the Reincorporation of LASER Maryland in Delaware, through the merger of LASER Maryland with and into the Company, and the subsequent liquidation and dissolution of the Company under the terms and conditions of the Plan of Liquidation and Dissolution. On July 31, 2001, LASER Maryland completed the Reincorporation by merging with and into the Company. As of the effective date of the Reincorporation, LASER Maryland ceased to exist. On August 3, 2001, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware, and the dissolution of the Company was effective upon such filing. The Company has ceased to conduct normal business operations and now operates solely for the purpose of providing for the satisfaction of its obligations, adjusting and winding-up its business and affairs and distributing its remaining net assets.

     In accordance with the Plan of Liquidation and Dissolution, on November 8, 2001, the Board of Directors filed a petition with the Delaware Court of Chancery for permission to make an initial distribution to stockholders of $3.00 per outstanding common share. On November 28, 2001, the Delaware Court of Chancery approved this initial distribution to stockholders. On December 28, 2001, a distribution of $3.00 per outstanding share of common stock was made to stockholders of record as of December 17, 2001. As of December 31, 2001, the estimated net realizable value of the Company's net assets in liquidation was $1.31 per share. After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining net assets in liquidation over the next three years with a final liquidating distribution to occur thereafter. The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses and income received, if any, from the pending litigation against ASC, Nomura Asset and Nomura, as well as other factors beyond the control of the Company.

     As a result of the stockholders approving the Plan of Liquidation and Dissolution, the Company adopted liquidation basis accounting effective July 28, 2001. Accordingly, the Company's assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, including an accrual for estimated expenses associated with the liquidation of the Company. Before the adoption of liquidation basis accounting, the Company operated as a continuing business and followed going concern basis accounting. Because substantially all of the existing assets and liabilities of the Company were carried at approximate fair value in accordance with generally accepted accounting principles ("GAAP"), the adoption of liquidation basis accounting did not have a material impact on the Company's financial statements other than requiring the Company to charge stockholders' equity for the: reduction in the carrying value of securities to reflect their estimated net realizable value, write-off of the remaining balance of prepaid expenses, and reserve for estimated expenses associated with the liquidation of the Company. However, the valuation of assets and liabilities at their estimated net realizable values and estimated settlement amounts, respectively, necessarily requires estimates and assumptions. Changes in market conditions, actual costs associated with the liquidation, and other factors may affect the amounts ultimately realized or settled, and those amounts may differ, perhaps materially, from the carrying values on the Company's financial statements.

     At its inception, the Company elected to be taxed as a REIT under the Code, commencing with its short taxable year ended December 31, 1997. The Company qualified as a REIT for the taxable years ended December 31, 1997 through 2001. The Company does not expect to qualify as a REIT for the year beginning January 1, 2002. See "Business--Federal Income Tax Considerations."

     CHANGES IN NET ASSETS IN LIQUIDATION FOR THE PERIOD JULY 28, 2001 THROUGH DECEMBER 31, 2001

     Under liquidation basis accounting, net assets in liquidation increased by $1.8 million for the period July 28, 2001 through December 31, 2001 excluding the $(42.1) million cash liquidation distribution paid on December 28, 2001. At December 31, 2001, net assets in liquidation amounted to $18.4 million. The Company's portfolio of interest earning assets, net of interest bearing liabilities, earned $1.8 million of net interest income. In addition, the Company recorded a net increase of $0.6 million from gains on sales of securities and changes in the estimated net realizable value of the portfolio. General and administrative expenses during that period amounted to $(0.6) million and consisted of $(0.2) million of management fees and $(0.4) million of professional fees, payroll and other expenses.

     During the period July 28, 2001 through December 31, 2001, a net $66.8 million of cash was generated from the Company's operating and investing activities, including $66.0 million of proceeds from sales of, and principal payments on, securities. Additionally, the Company paid $(44.4) million to substantially reduce its outstanding repurchase agreements and paid a cash liquidation distribution of $(42.1) million. Cash and cash equivalents amounted to $3.0 million at December 31, 2001.

     At adoption of liquidation basis accounting, certain adjustments were made to stockholders' equity, as determined under going concern basis accounting, to reflect more accurately the estimated net realizable values of the remaining net assets of the Company. In that regard, reductions in the aggregate amount of $(2.7) million were charged to stockholders' equity of $61.4 million at that time. These adjustments consist of a $(0.9) million reduction in the carrying value of securities, the immediate write-off of the remaining balance of all prepaid expenses and the recognition of the estimated costs associated with the liquidation. However, the valuation of assets and liabilities at their estimated net realizable values and estimated settlement amounts, respectively, necessarily requires estimates and assumptions. Changes in market conditions, actual costs associated with the liquidation, and other factors may affect the amounts ultimately realized or settled, and those amounts may differ, perhaps materially, from the carrying values on the Company's financial statements.

RESULTS OF OPERATIONS

PERIOD JANUARY 1, 2001 THROUGH JULY 27, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

NET INCOME (LOSS) SUMMARY

     GENERAL. For the period January 1, 2001 through July 27, 2001, the Company had net income of $2.3 million, or $0.17 per weighted average share, excluding aggregate net losses from investment activities and the interest rate agreement of $(4.3) million, or $(0.31) per share, and the incentive fee of $(1.2) million, or $(0.09) per share. For the period January 1, 2001 through July 27, 2001, the weighted average number of shares of Common Stock outstanding was 14,038,983; no distributions or dividends were declared or paid and return on average stockholders' equity was (4.87%) on an actual basis.

     For the year ended December 31, 2000, the Company had net income of $2.4 million or $0.17 per weighted average share, before giving effect to charges relating to the impairment of certain Subordinate Interests. The impairment charge of $(17.6) million or $(1.22) per share resulted in the Company reporting a net loss of $(15.2) million or $(1.05) per share. For the year ended December 31, 2000, the weighted average number of shares of Common Stock outstanding was 14,369,081; no distributions or dividends were declared or paid; and return on average equity was (18.03)% (after giving effect to the impairment charges).

     GAINS/LOSSES FROM INVESTMENT ACTIVITIES. For the period January 1, 2001 through July 27, 2001, the Company sold securities and recorded a net realized loss of $(4.2) million, or $(0.30) per share. Also during this period, the Company recorded a $1.2 million increase in other comprehensive income from the unrealized net gain on securities resulting in an overall net loss in stockholders' equity from securities of $(3.0) million.

     For the year ended December 31, 2000, the Company realized a net loss of $(1.1) million or $(0.08) per share from the sale of securities, recognized an unrealized loss of $(2.6) million or $(0.18) per share on the change in the estimated fair value of an interest rate cap agreement in effect at year-end and recorded an impairment charge of $(17.6) million or $(1.22) per share relating to the impairment of certain Subordinate Interests. See "--Losses from Impairment Charges." Also during the year, the Company recorded an $(8.7) million reduction in other comprehensive loss from the unrealized net gain on securities for an aggregate net loss in stockholders' equity from securities of $(12.6) million. The unrealized net gain recorded during the year ended December 31, 2000 included a credit of $17.6 million for the recognition of the previously mentioned impairment charge - such recognition had no effect on stockholders' equity.

     LOSSES FROM IMPAIRMENT CHARGES. The Company was notified in June 2000 of a default in a $50.0 million mortgage loan in a trust fund of which the Company owns Subordinated Interests. The securities that are affected by this event are subordinated classes of Commercial Mortgage Pass-Through Certificates, Series 1997-D5 that represent beneficial ownership interests in a trust fund created by ASC, an affiliate of Nomura, at the time of the offering. Thereafter, a representative of Nomura notified a representative of the Company that the amount of the recovery of the securities might be negligible. Accordingly, management increased the unrealized loss on those securities at that time by approximately $(9.1) million representing the remaining total aggregate carrying value of those securities, pending further developments.

     On October 23, 2000 the Company filed suit in the Southern District of New York against ASC, Nomura Asset and Nomura alleging that the defendants defrauded the Company into purchasing approximately $19.0 million worth of ASC securities by failing to disclose among other things, that one of largest loans in the mortgage pool was seriously troubled. On December 8, 2000, the defendants filed a motion to dismiss the action. The Company is seeking rescission of the purchase of the securities. During the quarter ended December 31, 2000, the Company recognized the probable other-than-temporary impairment of those securities by charging the statement of operations and crediting accumulated other comprehensive loss on the balance sheet for the aggregate cumulative loss of $(17.6) million; such recognition had no further impact on stockholders' equity from the time of the earlier increase in unrealized loss.

     On September 5, 2001, defendants' motion to dismiss the action was granted with respect to the claims brought under Sections 12(a)(2) and 15 of the Securities Act of 1933 and denied with respect to the common law fraud claims and claims brought under Sections 10(b) and 20(a) of Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Discovery is proceeding with regard to the surviving claims. A recovery of this investment may be possible, but management is unable to predict the likelihood of this occurrence.

TAXABLE INCOME (LOSS)

     For the tax years ended December 31, 2001 and 2000, net operating losses as calculated for tax purposes ("NOLs") are estimated at approximately $(1.4) million and $(6.2) million, respectively. NOLs generally may be carried forward for 20 years. The Company believes that during 1999 it experienced an "ownership change" within the meaning of Section 382 of the Code. Consequently, its use of NOLs generated before the ownership change to reduce taxable income after the ownership change will be subject to limitations under Section 382. Generally, the use of NOLs in any year is limited to the value of the Company's stock on the date of the ownership change multiplied by the long-term tax exempt rate (published by the IRS) with respect to that date. The Company believes that the annual limitation with respect to the use of its pre-ownership change NOLs is approximately $3.0 million. The Company believes that as of December 31, 2001, approximately $92.5 million of the estimated cumulative NOL of $120.1 million is subject to the annual limitation.

     Taxable income (loss) requires an annual calculation; consequently, for the tax year ended December 31, 2001, taxable income (loss) may be different from GAAP net income (loss) primarily as a result of differing treatment of unrealized net gains (losses) on securities transactions. For the Company's tax purposes, unrealized net gains (losses) will be recognized at the end of the year and will be aggregated with operating gains (losses) to produce total taxable income (loss) for the year. For the tax years ended December 31, 2001 and 2000, the Company had unrealized net gains of approximately $3.9 million and $8.7 million, respectively.

     The distinction between taxable income (loss) and GAAP net income (loss) is important to the Company's stockholders because the Company does not expect to be treated as a REIT for 2002, and taxes are computed on the basis of taxable income.

INTEREST INCOME AND AVERAGE INTEREST EARNING ASSET YIELDS

     Historically, the Company earned interest income primarily from its portfolio of investments and cash equivalents. The table below shows, for the period January 1, 2001 through July 27, 2001 and for the year ended December 31, 2000, the Company's average balance of cash equivalents, investments, the yields earned on each type of interest earning asset, the yield on average interest earning assets and total interest income.

                                                           Total                 Yield on   Yield on
                                               Average    Average     Yield on    Average    Average
                                    Average   Amortized   Interest     Average   Amortized  Interest     Total
                                     Cash      Cost of    Earning       Cash      Cost of    Earning   Interest
                                  Equivalents Investments  Assets   Equivalents Investments  Assets     Income
                                                              (dollars in thousands)
For the period January 1, 2001
through July 27, 2001               $19,109    $169,793  $188,902       4.67%      7.30%      7.04%      $7,757
For the year ended
December 31, 2000                   $20,469    $223,211  $243,680       6.01%      7.70%      7.57%     $18,444

         During 2001, the Company reduced its portfolio of Mortgage Securities and Mortgage Derivatives and the leverage financing used to maintain the portfolio in connection with the liquidation or sale of the Company. During 2000, the Company was engaged in an effort to increase its return on stockholders' equity without exposing itself to substantial credit and interest rate risk by increasing its portfolio of Agency Certificates and Mortgage Derivatives.

INTEREST EXPENSE AND THE AVERAGE COST OF FUNDS

         Historically, the Company incurred interest expense primarily from borrowed funds under short-term repurchase agreements that finance most of its portfolio of investments. Interest expense is calculated in the same manner for tax and GAAP purposes. The Company generally has structured its borrowings to closely correlate the Company's cost of borrowed funds with changes in one-month LIBOR.

         The table below shows, for the period January 1, 2001 through July 27, 2001 and the year ended December 31, 2000, the Company's average borrowed funds, interest expense and average cost of funds compared to average one and six-month LIBOR.

                                                                                       Average    Average    Average
                                                                                      One-Month   Cost of    Cost of
                                                                                        LIBOR      Funds      Funds
                                                                                       Relative   Relative   Relative
                                                                                         to         to         to
                                Average               Average     Average    Average   Average    Average     Average
                                Borrowed   Interest   Cost of    One-Month  Six-Month Six-Month  One-Month  Six-Month
                                 Funds     Expense     Funds      LIBOR       LIBOR     LIBOR      LIBOR      LIBOR
                                                               (dollars in thousands)
For the period January
1, 2001 through July 27, 2001   $126,104    $4,060     5.47%       4.74%      4.53%     0.21%      0.72%      0.94%
For the year ended
December 31, 2000               $162,123   $10,654     6.46%       6.41%      6.65%    (0.24)%     0.05%     (0.19)%

     During 2001, interest rates decreased and, during 2000, interest rates increased due primarily to the effect of interest rate setting actions taken by the Federal Reserve Board.

INTEREST RATE AGREEMENTS

     The Company has followed an interest-rate risk-management strategy designed to protect against the adverse effects of major interest rate changes through the use of derivative interest rate agreements, such as a purchased interest rate cap ("cap").

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

     During the second quarter of 2000, the Company purchased this cap with a notional amount of $100.0 million for a premium of $3.0 million to reduce the risk of rising interest rates on the cost of the short-term repurchase agreements used to finance its investments. The cap agreement had a term of three years and provided for monthly payments of interest to the Company to the extent that the one-month LIBOR exceeded 6.54% as applied to the notional amount. At December 31, 2000, the cap had an estimated fair value of $0.4 million and the Company recorded an unrealized loss of $(2.6) million in the statement of operations. As a result of the reduction in interest rates, the Company closed out the cap in January 2001 for $0.3 million and recognized an additional loss of $(0.1) million in the statement of operations.

     The Company did not enter into any other interest rate agreements during 2001 and 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses ("operating expense" or "G&A expense") consist of management and incentive fees incurred to Mariner and professional and other expenses.

                                    Management Incentive Other G&A      Total
                                       Fees      Fees     Expense    G&A Expense
                                              (dollars in thousands)
For the period January 1, 2001
 through July 27, 2001                 $350       $1,219    $959        $2,528
For the year ended December 31, 2000   $294       $   --  $1,323        $1,617


NET INCOME (LOSS) AND RETURN ON AVERAGE STOCKHOLDERS' EQUITY

     Net loss was $(3.2) million for the period January 1, 2001 through July 27, 2001 compared to net loss of $(15.2) million for the year ended December 31, 2000. Return on average stockholders' equity for the period January 1, 2001 through July 27, 2001 was (4.87)% compared to (18.03)% for the year ended December 31, 2000. The table below shows, on an actual basis, for the period January 1, 2001 through July 27, 2001 and the year ended December 31, 2000, the Company's net interest income, losses from investment activities, losses from impairment charges and G&A expense each as a percentage of average stockholders' equity and the return on average stockholders' equity.

                                                                                       Return on
                                                 Losses from  Losses from               Average
                                   Net Interest   Investment   Impairment    G&A     Stockholders'
                                      Income      Activities    Charges    Expense       Equity
For the period January 1, 2001
 through July 27, 2001                 5.67%        (6.66)%        --      (3.88)%       (4.87)%
For the Year Ended
 December 31, 2000                     9.24%        (4.41)%     (20.94)%   (1.92)%      (18.03)%

DISTRIBUTIONS AND TAXABLE INCOME

     The Company elected to be treated as a REIT under the Code for 2001 and 2000. Accordingly, the Company would normally distribute substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of securities. For the tax years ended December 31, 2001 and 2000, the Company determined that it had no taxable income. On December 28, 2001, the Company made a cash liquidation distribution of $3.00 per outstanding share to stockholders. In 2000, the Company did not make any distributions.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

NET INCOME (LOSS) SUMMARY

     GENERAL. For the year ended December 31, 2000, the Company had net income of $2.4 million or $0.17 per weighted average share, before giving effect to charges relating to the impairment of certain Subordinate Interests. The impairment charge of $(17.6) million or $(1.22) per share resulted in the Company reporting a net loss of $(15.2) million or $(1.05) per share. For the year ended December 31, 2000, the weighted average number of shares of Common Stock outstanding was 14,369,081 and return on average stockholders' equity was (18.03)% (after giving effect to the impairment charges).

     For the year ended December 31, 1999, the Company had a net loss of $(11.0) million, or $(0.65) per weighted average share; the weighted average number of shares of Common Stock outstanding was 16,925,143, distributions were $2.00 per share, or $35.6 million in total and return on average stockholders' equity was (12.39)%.

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

     LOSSES FROM IMPAIRMENT CHARGES. The Company was notified in June 2000 of a default in a $50.0 million mortgage loan in a trust fund of which the Company owns Subordinated Interests. The securities that are affected by this event are subordinated classes of Commercial Mortgage Pass-Through Certificates, Series 1997-D5 that represent beneficial ownership interests in a trust fund created by ASC, an affiliate of Nomura, at the time of the offering. Thereafter, a representative of Nomura notified a representative of the Company that the amount of the recovery of the securities might be negligible. Accordingly, management increased the unrealized loss on those securities at that time by approximately $(9.1) million representing the remaining total aggregate carrying value of those securities, pending further developments.

     On October 23, 2000 the Company filed suit in the Southern District of New York against ASC, Nomura Asset and Nomura alleging that the defendants defrauded the Company into purchasing approximately $19.0 million worth of ASC securities by failing to disclose among other things, that one of largest loans in the mortgage pool was seriously troubled. On December 8, 2000, the defendants filed a motion to dismiss the action. The Company is seeking rescission of the purchase of the securities. During the quarter ended December 31, 2000, the Company recognized the probable other-than-temporary impairment of those securities by charging the statement of operations and crediting accumulated other comprehensive loss on the balance sheet for the aggregate cumulative loss of $(17.6) million; such recognition had no further impact on stockholders' equity from the time of the earlier increase in unrealized loss.

     The Company did not take any impairment charges for the year ended December 31, 1999.

TAXABLE INCOME (LOSS) AND GAAP NET INCOME (LOSS)

     For the years ended December 31, 2000 and 1999, a net operating loss as calculated for tax purposes is estimated at approximately $(6.2) million and $(60.0) million, respectively, or $(0.44) and $(3.55), respectively, per weighted average share. NOLs generally may be carried forward for 20 years. The Company believes that during 1999 it experienced an "ownership change" within the meaning of Section 382 of the Code. Consequently, its use of NOLs generated before the ownership change to reduce taxable income after the ownership change will be subject to limitations under Section 382. Generally, the use of NOLs in any year is limited to the value of the Company's stock on the date of the ownership change multiplied by the long-term tax exempt rate (published by the IRS) with respect to that date. The Company believes that the annual limitation with respect to the use of its pre-ownership change NOLs is approximately $3.0 million. The Company believes that as of December 31, 2000, approximately $91.0 million of the estimated cumulative NOL is subject to the annual limitation.

     Taxable income (loss) requires an annual calculation; consequently, for the year ended December 31, 2000, taxable income (loss) may be different from GAAP net income (loss) primarily as a result of differing treatment of unrealized net gains (losses) on securities transactions. For the Company's tax purposes, unrealized net gains (losses) will be recognized at the end of the year and will be aggregated with operating gains (losses) to produce total taxable income
(loss) for the year. For the years ended December 31, 2000 and 1999, the Company had unrealized net gains of approximately $8.7 million and $2.3 million, respectively.

INTEREST INCOME AND AVERAGE INTEREST EARNING ASSET YIELDS

     The Company had average interest earning assets of $243.7 million for the year ended December 31, 2000 compared to $393.4 million for the year ended December 31, 1999. Historically, the Company earned interest income primarily from its portfolio of investments and cash equivalents. The table below shows, for the years ended December 31, 2000 and 1999, the Company's average balance of cash equivalents, investments, the yields earned on each type of earning asset, the yield on average earning assets and total interest income.

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
                           Equivalents  Investments    Assets    Equivalents Investments   Assets    Income
                                                         (dollars in thousands)
For the Years Ended:
     December 31, 2000       $20,469      $223,211    $243,680      6.01%       7.70%       7.57%    $18,444
     December 31, 1999       $34,990      $358,370    $393,360      5.22%       7.85%       7.61%    $29,944

     During 2000, the Company was engaged in an effort to increase its return on stockholders' equity without exposing itself to substantial credit and interest rate risk by increasing its portfolio of Agency Certificates and Mortgage Derivatives while during 1999, the Company's portfolio contained a greater percentage of less liquid and higher yielding securities.

INTEREST EXPENSE AND THE AVERAGE COST OF FUNDS

     Historically, the Company incurred interest expense primarily from borrowed funds under short-term repurchase agreements that finance most of its portfolio of investments. Interest expense is calculated in the same manner for tax and GAAP purposes. The Company generally has structured its borrowings to closely correlate the Company's cost of borrowed funds with changes in one-month LIBOR.

     For the year ended December 31, 2000, the Company had average borrowed funds under short-term repurchase agreements of $162.1 million and interest expense of $10.7 million with an average cost of funds of 6.46% compared to average borrowed funds under short-term repurchase agreements of $302.7 million and interest expense of $16.8 million with an average cost of funds of 5.60% for the year ended December 31, 1999. The Company's average cost of funds was 0.05% above one-month LIBOR for the year ended December 31, 2000 compared to 0.30% above one-month LIBOR for the year ended December 31, 1999. During the year ended December 31, 2000, average one-month LIBOR, which was 6.41%, was 0.24% lower than average six-month LIBOR, which was 6.65%. During the year ended December 31, 1999, average one-month LIBOR, which was 5.30%, was 0.10% lower than average six-month LIBOR, which was 5.40%.

     The table below shows, for the years ended December 31, 2000 and 1999, the Company's average borrowed funds, interest expense and average cost of funds compared to average one and six-month LIBOR.

                                                                               Average    Average    Average
                                                                              One-Month   Cost of    Cost of
                                                                                LIBOR      Funds      Funds
                                                                              Relative   Relative   Relative
                                                Average                          to         to         to
                           Average               Cost    Average    Average    Average    Average    Average
                           Borrowed   Interest    of    One-Month   Six-Month Six-Month  One-Month  Six-Month
                            Funds     Expense    Funds    LIBOR       LIBOR     LIBOR      LIBOR      LIBOR
                                                        (dollars in thousands)
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

INTEREST RATE AGREEMENTS

     The Company has followed an interest-rate risk-management strategy designed to protect against the adverse effects of major interest rate changes through the use of derivative interest rate agreements, such as a purchased interest rate cap.

     During the second quarter of 2000, the Company purchased a cap with a notional amount of $100.0 million for a premium of $3.0 million to reduce the risk of rising interest rates on the cost of the short-term repurchase agreements used to finance its investments. The cap agreement had a term of three years and provided for monthly payments of interest to the Company to the extent that the one-month LIBOR exceeded 6.54% as applied to the notional amount. At December 31, 2000, the cap had an estimated fair value of $0.4 million and the Company recorded an unrealized loss of $(2.6) million in the statement of operations. The Company did not enter into any other interest rate agreements during 2000 and 1999.

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

                                                                                Yield on    Average
                        Average     Interest               Interest              Average    Balance
                       Amortized     Income     Average    Income on    Total   Amortized      of      Total   Average   Net
                        Cost of        on        Cash        Cash     Interest   Cost of   Repurchase Interest Cost of Interest
                      Investments Investments Equivalents Equivalents  Income  Investments Agreements Expense   Funds   Income
                                                                (dollars in thousands)
For the Years Ended:
December 31, 2000        $223,211    $17,194    $20,469      $1,250    $18,444    7.70%     $162,123  $10,675   6.46%  $ 7,769
December 31, 1999        $358,370    $28,139    $34,990      $1,805    $29,944    7.85%     $302,736  $16,812   5.60%  $13,132

     The overall decrease in net interest income was due primarily to the Company's substantially reduced investment portfolio and higher average cost of funds, partially offset by the reduced level of financing. For the year ended December 31, 2000, the sharp increase in short-term borrowing rates coupled with an emphasis on lower risk Agency Certificates lowered the net interest rate spread from the prior year.

CREDIT CONSIDERATIONS

     During 2000, the Company recognized the probable other-than-temporary impairment in the value of certain Subordinate Interests as a result of a default in one of the underlying Mortgage Loans. See "--Net Income (Loss) Summary -- Losses from Impairment Charges." The impairment in value recognized by the Company represents the maximum amount; however, the ultimate amount of the impairment loss may be lower but is indeterminable at this time.

     At December 31, 2000 and December 31, 1999, the Company had limited its exposure to credit losses on its portfolio (excluding the impaired securities) by holding 94% and 73%, respectively, of its investments in Agency Certificates (including IOs, fixed/floating rate mortgage securities and fixed rate pass-through mortgage securities).

GENERAL AND ADMINISTRATIVE EXPENSES

     G&A expense for the year ended December 31, 2000 consisted primarily of management fees paid to Mariner of $0.3 million and professional and other expenses of $1.3 million. For the year ended December 31, 2000, the Company incurred no incentive fee under the Mariner management agreement and did not incur salary expense. G&A expense for the year ended December 31, 1999 consisted of consulting fees paid to BlackRock of $1.1 million, salary expense of $0.6 million, management fees paid to the Former Manager of $0.5 million and professional and other expenses of $2.1 million. G&A expense significantly decreased in 2000 compared to 1999 due primarily to the restructuring of the management arrangement in connection with engaging Mariner as external manager. There were no differences in the calculation of G&A expense for taxable and GAAP income purposes. The "Efficiency Ratio" is the G&A expense divided by the net interest income.

                                         G&A EXPENSE RATIOS
                                       (dollars in thousands)

                                                                     Total
                                                                      G&A
                                                                    Expense/   Total G&A
                                                                    Average     Expense/
                                                                    Interest    Average
                        Management Consulting Other G&A  Total G&A  Earning   Stockholders' Efficiency
                           Fees       Fees     Expense    Expense    Assets      Equity       Ratio
For the Years Ended:
    December 31, 2000      $294      $   --    $1,323     $1,617     0.66%        1.92%      20.81%
    December 31, 1999      $543      $1,125    $2,658     $4,326     1.09%        4.86%      32.94%

NET (LOSS) AND RETURN ON AVERAGE STOCKHOLDERS' EQUITY

     Net loss was $(15.2) million for the year ended December 31, 2000 compared to net loss of $(11.0) million for the year ended December 31, 1999. Return on average stockholders' equity for the year ended December 31, 2000 was (18.03)% compared to (12.39)% for the year ended December 31, 1999. The table below shows for the years ended December 31, 2000 and 1999, the Company's net interest income, losses from investment activities, losses from impairment charges and G&A expense each as a percentage of average stockholders' equity, and the return on average stockholders' equity.

                                                                     Return on
                                   Losses from Losses from            Average
                      Net Interest  Investment  Impairment   G&A   Stockholders'
                         Income     Activities   Charges   Expense    Equity
For the Years Ended:
    December 31, 2000     9.24%       (4.41)%   (20.94)%   (1.92)%   (18.03)%
    December 31, 1999    14.76%      (22.28)%     --       (4.86)%   (12.39)%


DISTRIBUTIONS AND TAXABLE INCOME

     The Company elected to be taxed as a REIT under the Code for 2000 and 1999. For the years ended December 31, 2000 and 1999, the Company determined that it had no taxable income. In 2000, the Company did not make any distributions, and in 1999 the Company made return of capital distributions of $35.6 million.

FINANCIAL CONDITION

     INVESTMENTS

     As of December 31, 2001 (stated at estimated net realizable value) and 2000 (stated at estimated fair value), the Company's portfolio consisted of:

                                               As of December 31,
                                               ------------------
                                       2001                        2000
                                       ----                        ----
                             Dollar Amount              Dollar Amount
           Securities        (in millions) Percentage   (in millions) Percentage
           ----------        ------------- ----------   ------------- ----------
Agency Certificates........    $    15.3      88.4%       $   275.2      86.5%
Subordinate Interests......           --        --              7.3       2.3%
IOs........................           --        --             31.3       9.8%
Mortgage Loans.............          2.0      11.6%             2.7       0.8%
Other fixed-income assets..           --        --              1.8       0.6%
                             ------------- ----------   ------------- ----------
    Total..................    $    17.3     100.0%       $   318.3     100.0%
                             ============= ==========   ============= ==========


     During 2001, in connection with the liquidation or sale of the Company, the Company reduced its portfolio of Mortgage Securities and the leverage financing used to maintain the portfolio. The Company has continued to liquidate its assets in the last quarter of 2001 pursuant to the Plan of Liquidation and Dissolution. The proceeds from sales of assets are used to repay the repurchase agreements with the excess available for liquidating distributions to stockholders. See "Distributions and Taxable Income; REIT Status."

     The Company increased its portfolio of Mortgage Assets during the year ended December 31, 2000 by relevering its portfolio of Agency Certificates and IOs in an effort to increase its return on stockholders' equity without exposing itself to substantial credit and interest rate risk.

     At December 31, 2001 and 2000, the Company had on its balance sheet $0.0 million and $4.5 million, respectively, of total unamortized discount (which is the difference between the remaining principal value and the current historical amortized cost of investments acquired at a price below principal value) and $0.2 million and $1.2 million, respectively, of total unamortized premium (which is the difference between the remaining principal amount and the current historical amortized cost of investments acquired at a price above principal value) included as part of the amortized cost of the Company's Mortgage Assets. Unamortized discount balances are accreted as an increase in interest income over the life of Mortgage Assets purchased at a discount to principal value and unamortized premium balances are amortized as a decrease in interest income over the life of Mortgage Assets purchased at a premium to principal value.

     Mortgage principal repayments received were $30.8 million and $22.7 million for the period January 1, 2001 through July 27, 2001 and the year ended December 31, 2000, respectively.

     The tables below summarize the Company's investments at December 31, 2001 and 2000.

                           SECURITIES (EXCLUDING IOs)
                             (dollars in thousands)

                                                                                  Estimated
                                                                                     Net
                                                                                  Realizable
                                                         Amortized                  or Fair
                                                          Cost to                  Value to   Weighted
                       Current                            Current   Estimated Net   Current    Average
                      Principal  Net Premium  Amortized  Principal  Realizable or  Principal    Life
                       Amount     (Discount)     Cost     Amount      Fair Value     Amount    (Years)
December 31, 2001     $  14,855   $    218    $  15,073   101.47%     $  15,305     103.03%      3.0
December 31, 2000     $ 284,768   $ (3,419)   $ 281,349    98.80%     $ 284,263      99.82%      4.8

                                 MORTGAGE LOANS
                             (dollars in thousands)

                                                                                  Estimated
                                                                                     Net
                                                                                  Realizable
                                                         Amortized                  or Fair
                                                          Cost to                  Value to   Weighted
                       Current                            Current   Estimated Net   Current    Average
                      Principal               Amortized  Principal  Realizable or  Principal    Life
                       Amount    Net Premium    Cost      Amount      Fair Value     Amount    (Years)
December 31, 2001     $   2,004         --    $   2,004   100.00%     $   2,004     100.00%     16.0
December 31, 2000     $   2,648   $     52    $   2,700   101.98%     $   2,700     101.98%     17.1

                                  IO SECURITIES
                             (dollars in thousands)

                                                                       Estimated
                                            Amortized                    Fair
                                             Cost to                    Value to   Weighted
                      Current                Current                    Current     Average
                      Notional   Amortized   Notional      Estimated    Notional     Life
                       Amount      Cost       Amount      Fair Value     Amount     (Years)

December 31, 2001           --          --       --              --          --       --
December 31, 2000    $ 204,337   $  37,886    18.54%      $  31,298       15.32%     6.8

     The table below shows gross unrealized gains and losses on all securities in the Company's portfolio at December 31, 2001 (stated at estimated net realizable value) and December 31, 2000 (stated at estimated fair value).

                           UNREALIZED GAINS AND LOSSES
                                                       At December 31,
                                                 2001                 2000
                                                 ----                 ----
                                                   (dollars in thousands)
Unrealized Gain                              $        233          $      6,405
Unrealized Loss                                        --               (10,079)
                                             ------------          ------------
Net Unrealized Loss                          $        233          $     (3,674)
                                             ============          ============
Net Unrealized Gain (Loss) as % of
  Investments Principal/Notional Amount              1.38%               (0.75)%
Net Unrealized Gain (Loss)  as % of
  Investments Amortized Cost                         1.36%               (1.14)%


     The following table sets forth a schedule of Pass-Through Certificates and Mortgage Loans owned by the Company at December 31, 2001 (stated at estimated net realizable value) and 2000 (stated at estimated fair value) classified by issuer and by ratings categories.

    PASS-THROUGH CERTIFICATES AND MORTGAGE LOANS BY ISSUER AND CREDIT RATING
                             (dollars in thousands)

                                         December 31, 2001              December 31, 2000
                                         -----------------              -----------------
                                   Carrying Value  Portfolio Mix  Carrying Value  Portfolio Mix
                                   --------------  -------------  --------------  -------------
Agency Certificates..............     $ 15,305         88.4%         $275,181         86.5%
Privately Issued Certificates:
  A Rating.......................           --           --             7,312         2.3%
  BB/Ba Rating and Other.........           --           --             1,770         0.6%
IOs..............................           --           --            31,298         9.8%
Mortgage Loans...................        2,004         11.6%            2,700         0.8%
                                      --------        -----          --------        -----
               Total.............     $ 17,309        100.0%         $318,261        100.0%
                                      ========        =====          ========        =====

     The following tables set forth information about the Company's portfolio of Subordinate Interests, IOs, and other fixed-income assets as of December 31, 2000 (stated at estimated fair value). As of December 31, 2001, the Company did not own any IOs and the estimated net realizable value of the Company's Subordinate Interests other fixed-income assets was $0.0.

                              SUBORDINATE INTERESTS
                             (dollars in thousands)

                  Description                     December 31, 2000
                  -----------                     -----------------
                  Commercial                          $   7,312

                                  IO SECURITIES
                             (dollars in thousands)

                  Description      Coupon         December 31, 2000
                  -----------      ------         -----------------
                  Residential      Fixed              $  25,112
                  Commercial       Fixed              $   6,186

                            OTHER FIXED-INCOME ASSETS
                             (dollars in thousands)

                  Description                     December 31, 2000
                  -----------                     -----------------
                  CBO/CLO                             $   1,770


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity measures the Company's ability to turn non-cash assets into cash during the liquidation period to satisfy its commitments to repay existing borrowings, to pay ongoing general and administrative expenses including estimated costs of liquidation, and to make distributions to stockholders. In January 2002, the Company liquidated all of the remaining Agency Certificates that it held on December 31, 2001. Proceeds of the sales added $15.3 million to the Company's cash balances. In addition, collections of interest and principal paydowns receivables at December 31, 2001 have subsequently increased liquidity. The Company will continue to generate liquidity through Mortgage Loan principal repayments and net earnings held prior to distribution to stockholders. The Company believes that its cash on hand and earnings from its investments in Mortgage Loans will be adequate to support the Company and pay its obligations during the liquidation period.

     The Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's investments. These borrowings appear on the statement of net assets in liquidation and balance sheet as repurchase agreements. Substantially all of the Company's investments are currently accepted as collateral for such borrowings. The Company has not established, and currently does not intend to establish, permanent lines of credit. At December 31, 2001 and December 31, 2000, the Company had borrowings outstanding from one and three lenders, respectively. Such borrowings are generally short-term (up to 30-day terms) and may be renewed by the lender at its discretion. The availability of financing for the Company's portfolio has been stable during 2001. The Company does not intend to obtain new sources of short-term financing on its portfolio.

     At December 31, 2001, the Company had outstanding $2.0 million of repurchase agreements with a weighted average remaining maturity of 28 days compared to $239.9 million outstanding at December 31, 2000 with a weighted average remaining maturity of 11 days. All of the Company's borrowings have a cost of funds that generally moves in relation to the one-month LIBOR. At December 31, 2001 and December 31, 2000, the weighted average cost of funds for all of the Company's borrowings was 3.2% and 6.7%, respectively. This decrease was due primarily to the effect of interest rate setting actions taken by the Federal Reserve Board. At December 31, 2001, investments actually pledged had an estimated fair value of $2.0 million compared to $249.5 million at December 31, 2000.

     In 2001, the Company did not repurchase any shares of common stock under its stock repurchase program. As of December 31, 2001, an aggregate 6,079,766 shares of the Company's issued common stock had been reacquired at an aggregate cost of $32.8 million.

DISTRIBUTIONS AND TAXABLE INCOME; REIT STATUS

     At its inception, the Company elected to be taxed as a REIT under the Code commencing with its short taxable year ended December 31, 1997. The Company qualified as a REIT for the taxable years ended December 31, 1997 through 2001. The Company does not expect to qualify as a REIT for the year beginning January 1, 2002.

     In accordance with the Plan of Liquidation and Dissolution, on November 8, 2001, the Board of Directors filed a petition with the Delaware Court of Chancery for permission to make an initial distribution to stockholders of $3.00 per outstanding common share. On November 28, 2001, the Delaware Court of Chancery approved this initial distribution to stockholders. On December 28, 2001, a distribution of $3.00 per outstanding share of common stock was made to stockholders of record as of December 17, 2001. As of December 31, 2001, the estimated net realizable value of the Company's net assets in liquidation was $1.31 per share. After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining net assets in liquidation over the next three years with a final liquidating distribution to occur thereafter. The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses and income received, if any, from the pending litigation against ASC, Nomura Asset and Nomura, as well as other factors beyond the control of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those described below:

     o On August 3, 2001, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware, and the dissolution of the Company was effective upon such filing. The Company no longer conducts normal business operations and now operates solely for the purpose of providing for the satisfaction of its obligations, adjusting and winding-up its business and affairs and distributing its remaining net assets.

     o The Company does not expect to qualify as a REIT for the year beginning 2002.

     o If, in 2002, the Company fails to qualify as a REIT or the Company revokes its election to be taxed as a REIT, it will no longer be entitled to deduct dividends paid to stockholders from its taxable income. In this case, the Company would be subject to federal income tax at corporate rates (including any applicable alternative minimum tax) with respect to gains from liquidating sales of assets and income from operations for that year and for subsequent taxable years. These federal income taxes would reduce the amounts otherwise distributable to its stockholders.

     o The amount and timing of the liquidation proceeds depends largely on factors beyond the control of the Company, including, without limitation, the approval of the Delaware Court of Chancery, the availability of financing to prospective purchasers, the timing of the sale of the of the Company's remaining assets, the amount and nature of any unknown contingent liabilities, and the ability of the Company to collect its receivables and recoveries, including income received, if any, from the pending litigation against ASC, Nomura Asset and Nomura.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk exposure that the Company has been subject to is the movement in interest rates with respect to its portfolio of Mortgage Securities, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of interest rates can affect, among other things, the spread between the Company's interest-earning assets and interest-bearing liabilities and the value of the Company's Mortgage Securities. However, during 2001, the Company mitigated this exposure by (1) substantially reducing its overall portfolio of Mortgage Securities and the leverage financing used to maintain the portfolio and (2) selling all of its fixed rate mortgage pass-through certificates. At December 31, 2001, approximately 88% of the carrying value of the Company's portfolio was represented by two short-term adjustable rate Agency Certificates with the balance being a pool of fixed rate single-family conventional mortgage whole loans.

     In January 2002, the Company sold the remaining adjustable rate Agency Certificates at their December 31, 2001 value, leaving only the pool of mortgage whole loans in its portfolio. The remaining mortgage whole loans provide for an aggregate fixed contract rate of approximately 10%, are fully amortizing, have a weighted average maturity of 16 years and a remaining principal balance of $2.0 million. Declining interest rates would generally increase the value of these mortgage whole loans while concurrently increasing the potential for prepayment; increasing interest rates would generally have the converse effects. However, no significant prepayment activity has occurred in the current low interest rate environment with regard to these mortgage whole loans. Although these mortgage whole loans are subject to interest rate risk and prepayment risk, the Company believes that these risks will not create a significant impact on the overall value of the mortgage whole loans.

     Additionally, the Company is exposed to interest rate risk as an investor in an overnight reverse repurchase agreement and as a borrower under a short-term repurchase agreement that matures monthly. Due to their short term maturities, the interest rate risk to the Company is not significant.

     Finally, the Company is a party to certain other financial instruments, including receivables for interest and principal paydowns, accounts payable and other accrued expenses that are not interest rate sensitive.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon, are set forth beginning on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

     The Company's Certificate of Incorporation and bylaws provide that the Board of Directors will consist of five directors, divide the Board of Directors into three classes, Class I, II and III, with the classes serving staggered three-year terms, and provide that the number of directors may be changed by a majority vote of the entire Board of Directors. The Company's bylaws provide that, except in the case of a vacancy, a majority of the members of the Board of Directors will at all times be independent directors that are not affiliated directly or indirectly with any person or entity, if any, responsible for directing or performing the day-to-day business affairs of the Corporation, and that any vacancies may be filled by a majority vote of the remaining directors.

     The Company's directors are as follows:


                                                                        DIRECTOR
NAME                          AGE  POSITION                             SINCE

Ronald J. Artinian........    53   Director - Class.II                  2000

Mark W. Hobbs.............    46   Director - Class I                   2000

Arthur House..............    59   Director - Class II                  2000

Jonathan Ilany............    48   Director - Class III                 1998

William J. Michaelcheck...    55   Chief Executive Officer,             1999
                                   Chairman and Director - Class III


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

     MARK W. HOBBS has been a director of LASER since October 2000, and is currently President and Chief Operating Officer of J Net Enterprises, Inc., a NYSE-listed company. From 1995 until his appointment to J Net Enterprises in June 2000, Mr. Hobbs was a partner in Mariner Investment Group, an affiliate of Mariner. Prior to Mariner Investment Group, Mr. Hobbs was involved in private investing and financial consulting from 1991 to 1995. From 1982 to 1991, Mr. Hobbs was President of Rosewood Financial, Inc., a private investment management company.

     ARTHUR HOUSE has been a director of LASER since October 2000, and is currently President and Chief Executive Officer of Meridian Worldwide LLC, an international public affairs firm. Mr. House was formerly Senior Vice President, Corporate Affairs at Tenneco Inc., from June 1992 to September 1997.

     JONATHAN ILANY has been a director of the Company since 1998 and an employee of Mariner Investment Group since September 2000. Prior to joining Mariner Investment Group, Mr. Ilany was the Chief Executive Officer and a director of Angiosonics, Inc., a private medical device company with operations in the United States and Israel. Before joining Angiosonics, Inc. in 1996, Mr. Ilany had been, since 1987, a Senior Managing Director of Bear, Stearns & Co. Inc. ("Bear Stearns") and served on the Board of Directors of The Bear Stearns Companies Inc. until 1995.

     WILLIAM J. MICHAELCHECK has been the President and Chief Executive Officer of the Company since November 1999 and the Chairman and sole member of Mariner since its inception in October 1999. Mr. Michaelcheck has been the Chairman and sole stockholder of Mariner Investment Group since 1992. Formerly, he was Executive Vice President of The Bear Stearns Companies and a Senior Managing Director of Bear Stearns, where he was co-head of the Fixed-Income Department and also responsible for a large segment of the firm's trading activities and risk management. Mr. Michaelcheck joined Bear Stearns in 1979 as co-creator of the Government Bond Department, becoming a General Partner in 1981 and a Senior Managing Director when Bear Stearns became a publicly-held corporation. He was named Executive Vice President in 1987, and served on the firm's Executive Committee and Management and Compensation Committee until leaving Bear Stearns in October 1992.

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

     Based solely on a review of the copies of such reports furnished to the Company, or written representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with through December 31, 2001.

ITEM 11.  EXECUTIVE COMPENSATION.

     From November 1, 1999 to November 1, 2001, Mariner served as the external manager of the Company. Under the most recent management agreement with Mariner which was entered into on November 1, 2000 and terminated on November 1, 2001, LASER did not pay any compensation to the Company's executive officers for their services, as they were employed by Mariner. Upon the termination of the management agreement on November 1, 2001, the Company became self managed and entered into employment agreements with William J. Michaelcheck, the President and Chief Executive Officer of the Company, and Charles R. Howe, II, the Vice President, Treasurer and Secretary of the Company, each at a salary of $10,000 per month. The Company paid no other compensation to its executive officers in 2001. Messrs. Michaelcheck and Howe continue to have significant responsibilities at Mariner.

GRANTS OF AWARDS

     During 2001, no deferred stock awards were granted. No stock options or stock appreciation rights were outstanding as of December 31, 2001 and none were owned by any of the Company's executive officers during 2001.

COMPENSATION OF DIRECTORS

     The Company pays each independent director compensation of $10,000 per annum and a fee of $500 for each meeting of the Board of Directors that he attends. The Company reimburses each director for ordinary and necessary expenses related to such director's attendance at Board of Directors and committee meetings. During 2001, no options were granted to any directors under the Company's Long-Term Stock Incentive Plan, which was terminated upon the effectiveness of the Reincorporation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Artinian, Hobbs and House currently are independent directors and serve on the Compensation Committee. No interlocking relationship exists between members of the Company's Board of Directors or the Compensation Committee or officers responsible for compensation decisions and the Board of Directors or compensation committee of any other company, nor has such interlocking relationship existed in the past.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company with respect to beneficial ownership of its common stock as of March 26, 2002, by (i) each executive officer and director, (ii) any person known to the Company to be the beneficial owner of five percent or more of the common stock and (iii) all directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.



                                                                    SHARES
                                                              BENEFICIALLY OWNED

NAME AND ADDRESS OF BENEFICIAL OWNER (1)                      NUMBER
------------------------------------                         OF SHARES   PERCENT

William J. Michaelcheck (2)................................    836,900     5.96%
Charles R. Howe, II (2)....................................    836,900     5.96%
Jonathan Ilany (2).........................................    836,900     5.96%
Ronald J. Artinian.........................................      6,000         *
Mark W. Hobbs..............................................          0         *
Arthur House...............................................          0         *
Highfields Capital Management L.P. (3).....................  3,275,900    23.33%
Legg Mason, Inc. (4).......................................  1,938,330    13.81%
Warren E. Buffett (5)......................................  1,360,000     9.69%
SLS Management (6).........................................  1,137,600     8.10%
SSF Investments, L.P (7)...................................    962,800     6.86%
Jay Buck (8)...............................................    899,500     6.41%
Mariner Investment Group, Inc. (2).........................    836,900     5.96%
Lloyd I. Miller, III (9)...................................    731,400     5.21%
All directors and executive officers as a group (6 persons)    842,900     6.00%

_______________
*  Less than one percent

(1) The address of each of the executive officers, and directors of LASER is c/o LASER Mortgage Management, Inc., c/o Mariner Investment Group, Inc. 780 Third Avenue, 16th Floor, New York, New York, 10017. The address of Highfields Capital Management L.P. is 200 Clarendon Street, 51st Floor, Boston, Massachusetts 02117. The address of Legg Mason, Inc. is 100 Light Street, Baltimore, Maryland 21202. The address of Warren E. Buffett is 1440 Kiewit Plaza, Omaha, Nebraska 68131. The address of SLS Management, LLC is 140 West 57th Street, New York, New York 10019. The address of SSF Investments, L.P. is 645 Fifth Avenue, 21st Floor, New York, New York 10022. The address of New Ellington Partners LP is 53 Forest Avenue, Old Greenwich, Connecticut 06870. The address of Jay Buck is 104 Field Point Road, Greenwich, Connecticut 06830. The address of Mariner Investment Group, Inc. is 780 Third Avenue, 16th Floor, New York, New York 10017. The address of Lloyd I. Miller is 4550 Gordon Drive, Naples, Florida 34102.

(2) Based on Schedule 13D filed on November 12, 1999. Includes all of the shares of common stock owned beneficially by clients advised by Mariner Investment Group, Inc., of which Mr. Michaelcheck is the sole stockholder, Mr. Howe is the Chief Financial Officer and Mr. Ilany is an employee.

(3) Based on Schedule 13G filed on February 16, 1999. Includes all of the shares of common stock owned beneficially by Highfields
     Capital Ltd., Highfields Capital I LP and Highfields Capital II LP. Mr. Richard L. Grubman and Jonathon S. Jacobson are the managing members of Highfields Associates, which directs the affairs of Highfields Capital I LP and Highfield Capital II LP., and Highfields GP LLC, the general partner of Highfields Capital Management LP.

(4) Based on Schedule 13G filed on February 12, 1999. Includes all of the shares of common stock owned beneficially by certain mutual funds advised by Legg Mason, Inc.

(5)  Based on Schedule 13G/A filed on February 14, 2002.

(6) Based on Schedule 13G/A filed on February 13, 2002. Includes all of the shares of common stock owned beneficially by other entities.

(7)  Based on Schedule 13G/A filed on February 14, 2002.

(8) Based on Schedule 13G filed on July 24, 2000. Includes all of the shares of common stock owned beneficially by Rockwood Asset Management Inc., Rockwood Partners and Demeter Asset Management, controlled by Mr. Buck.

(9) Based on Schedule 13G filed on February 28, 2002. Includes all of the shares of common stock owned beneficially by certain family trusts Mr. Miller is the investment advisor to the trustee of the trusts.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     From November 1, 1999 to November 1, 2001, Mariner served as the external manager of the Company and was responsible for the day-to-day management of the Company's investments and operations.

     Under the most recent management agreement, which was entered into on November 1, 2000 and terminated on November 1, 2001, Mariner became entitled to be paid an incentive fee upon the earlier of (1) the termination date of the management agreement or (2) the date on which the Board of Directors adopted resolutions approving the liquidation and dissolution, referred to as the anniversary date, which it did on April 25, 2001, equal to the number of shares outstanding on the applicable date, multiplied by:

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

     Upon the termination of the most recent management agreement on November 1, 2001, the Company became self managed and entered into employment agreements with William J. Michaelcheck, the President and Chief Executive Officer of the Company, and Charles R. Howe, II, the Vice President, Treasurer and Secretary of the Company, each at a salary of $10,000 per month. Messrs. Michaelcheck and Howe previously were responsible for managing the Company's portfolio at Mariner and continue to have significant responsibilities at Mariner. On November 1, 2001, the Company also entered into a support services agreement with Mariner Investment Group, an affiliate of Mariner, under which Mariner Investment Group will provide the Company with office space and services, bookkeeping and accounting services and such other services as may be agreed upon from time to time by the Company and Mariner Investment Group for a fee of $30,000 per month.

     William J. Michaelcheck, the Chairman of Mariner, and the Chairman and sole stockholder of Mariner Investment Group, is LASER's President and Chief Executive Officer. Charles R. Howe, II, is the Chief Financial Officer of Mariner, and Mariner Investment Group, is LASER's Vice President, Treasurer and Secretary. Jonathan Ilany, a Director of LASER, is an employee of Mariner Investment Group.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this report on Form 10-K:

          1. Financial Statements. The financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon, are set forth beginning on page F-1 of this Form 10-K.

          2. Schedules to Financial Statements: All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company's Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

          3. Exhibits: See "Exhibit Index."

(b) On December 3, 2001, the Company filed a Current Report on Form 8-K pursuant to Item 5 announcing that the Delaware Court of Chancery approved an initial distribution to the Company's stockholders of $3.00 per outstanding share of common stock.

(c) On December 7, 2001, the Company filed a Current Report on Form 8-K pursuant to Item 5 announcing that it would make an initial cash liquidation distribution of $3.00 per outstanding share of common stock on December 28, 2001 to its stockholders.

                                    GLOSSARY

     As used herein, the capitalized and other terms listed below have the meanings indicated.

     "Agency Certificates" means Federal Home Loan Mortgage Corporation Certificates, Federal National Mortgage Association Certificates and Government National Mortgage Association Certificates.

     "ASC" means Asset Securitization Corporation, an affiliate of Nomura.

     "BlackRock" means BlackRock Financial Management, Inc.

     "Board of Directors" means the Board of Directors of the Company.

     "Cap" means a purchased interest rate cap.

     "Code" means the Internal Revenue Code of 1986, as amended.

     "Common Stock" means shares of the Company's common stock, $.001 par value per share.

     "Company" means LASER Mortgage Management, Inc., a Delaware corporation.

     "Exchange Act" means the Securities Exchange Act of 1934, as amended.

     "Former Manager" means LASER Advisers Inc., a Delaware corporation.

     "G&A Expense" means general and administrative expenses.

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

     "IRS" means the United States Internal Revenue Service.

     "LASER Maryland" means Laser Mortgage Management Inc., a Maryland corporation.

     "LIBOR" means London Interbank Offered Rate.

     "Mariner" means Mariner Mortgage Management, L.L.C.

     "Mariner Investment Group" means Mariner Investment Group, Inc.

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

     "Mortgage Securities" means (i) Pass-Through Certificates, (ii) collateralized mortgage obligations, and (iii) other securities representing interests in, or obligations backed by, pools of Mortgage Loans.

     "NOL" means net operating losses as calculated for tax purposes.

     "Nomura" means Nomura Securitization International, Inc.

     "Nomura Asset" means Nomura Asset Capital Corporation.

     "NYSE" means the New York Stock Exchange.

     "Operating Expense" means general and administrative expenses.

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

     "Reincorporation" means the Reincorporation of LASER Maryland in Delaware, approved by the stockholders of LASER Maryland at the July 27, 2001 annual meeting.

     "REIT" means Real Estate Investment Trust.

     "REIT Provisions of the Code" means Sections 856 through 860 of the Code.

     "SFAS" means Statement of Financial Accounting Standards.

     "Subordinate Interests" means a class of Mortgage Securities that is junior to other classes of Mortgage Securities in the right to receive payments from the underlying Mortgage Loans.

                         LASER MORTGAGE MANAGEMENT, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

INDEPENDENT AUDITORS' REPORT.................................................F-2

FINANCIAL STATEMENTS:

     Statement of Net Assets in Liquidation as of December 30, 2001
     (Liquidation Basis) and Balance Sheet as of December 31, 2000
     (Going Concern Basis)...................................................F-3

     Statement of Changes in Net Assets in Liquidation for the period from July 28, 2001 through December 31, 2001 (Liquidation Basis)........F-4

     Statements of Operations and Comprehensive Income for the period from January 1, 2001 through July 27, 2001 and for the years ended
     December 31, 2000 and 1999 (Going Concern Basis)........................F-5

     Statements of Stockholders' Equity for the period from January 1, 2001 through July 27, 2001 and for the years ended December 31, 2000 and 1999 (Going Concern Basis)..........................................F-6

     Statement of Cash Flows for the period from July 28, 2001 through
     December 31, 2001 (Liquidation Basis)...................................F-7

     Statements of Cash Flows for the period from January 1, 2001 through
     July 27, 2001 and for the years ended December 31, 2000 and 1999
     (Going Concern Basis)...................................................F-8

     Notes to Financial Statements...........................................F-9

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
LASER Mortgage Management, Inc.

We have audited the accompanying statement of net assets in liquidation of LASER Mortgage Management, Inc. (the "Company") as of December 31, 2001 and the related statements of changes in net assets in liquidation and cash flows for the period from July 28, 2001 through December 31, 2001. In addition, we have audited the accompanying balance sheet of the Company as of December 31, 2000 and the related statements of operations and comprehensive income, stockholders' equity and cash flows for the period from January 1, 2001 through July 27, 2001, and for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, on July 27, 2001, the stockholders of LASER Maryland (as defined in Note 1 to the financial statements), at the annual meeting, approved the reincorporation of LASER Maryland in Delaware, through the merger of LASER Maryland with and into the Company, and the subsequent liquidation and dissolution of the Company under the terms and conditions of the Plan of Liquidation and Dissolution. As a result, the Company changed its basis of accounting from the going concern basis to the liquidation basis effective as of July 28, 2001.

In our opinion, such financial statements present fairly, in all material respects, the net assets in liquidation of the Company as of December 31, 2001, the changes in its net assets in liquidation and its cash flows for the period from July 28, 2001 through December 31, 2001, its financial position as of December 31, 2000 and the results of its operations and its cash flows for the period from January 1, 2001 through July 27, 2001, and for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

March 28, 2002
Deloitte & Touche LLP

LASER MORTGAGE MANAGEMENT, INC.

STATEMENT OF NET ASSETS IN LIQUIDATION AS OF DECEMBER 31, 2001 (LIQUIDATION BASIS) AND BALANCE SHEET AS OF DECEMBER 31, 2000 (GOING CONCERN BASIS)
--------------------------------------------------------------------------------
                                                            AS OF
                                            DECEMBER 31, 2001  DECEMBER 31, 2000
--------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents................... $     2,960,185    $     3,542,209
Investment in securities....................      15,305,268        315,560,905
Investment in mortgage loans................       2,004,114          2,699,838
Interest rate agreement.....................              --            380,000
Interest and principal paydowns receivable..       1,649,692          4,328,489
Prepaid expenses............................              --          1,416,792
                                             ---------------    ---------------
          Total assets......................      21,919,259    $   327,928,233
                                             ---------------    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Repurchase agreements.....................       2,028,000    $   239,877,000
  Payable for securities acquired...........             --          23,321,844
  Accrued interest payable..................          30,576            560,130
  Accounts payable and accrued expenses.....         892,513            729,703
  Reserve for estimated liquidation costs...         524,937                 --
                                             ---------------    ---------------
          Total liabilities.................       3,476,026        264,488,677
                                             ---------------    ---------------

Stockholders' Equity:
  Common stock: par value $.001 per share;
   100,000,000 shares authorized;
   20,118,749 shares issued.................                             20,119
  Additional paid-in capital................                        283,012,967
  Accumulated other comprehensive loss......                         (3,673,678)
  Accumulated distributions and losses......                       (183,071,421)
  Treasury stock at cost (6,079,766 shares).                        (32,848,431)
                                                                ---------------
          Total stockholders' equity........                         63,439,556
                                                                ---------------

          Total liabilities and
          stockholders' equity..............                    $   327,928,233
                                                                ===============

          Net assets in liquidation......... $    18,443,233
                                             ===============

                       See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR THE PERIOD FROM JULY 28, 2001 THROUGH DECEMBER 31, 2001 (LIQUIDATION BASIS)
--------------------------------------------------------------------------------

Interest Income:
  Securities and mortgage loans............................     $     1,963,752
  Cash and cash equivalents................................             225,897
                                                                ---------------
         Total interest income.............................           2,189,649


Interest Expense:
  Repurchase agreements....................................             419,590
                                                                ---------------

Net interest income........................................           1,770,059

Net gain on securities.....................................             607,650

General and administrative expenses........................             552,796
                                                                ---------------

Increase in net assets in liquidation from operating
 activites.................................................           1,824,913
                                                                ---------------

Liquidation distribution to stockholders...................         (42,116,949)
                                                                ---------------

Adjustments to reflect the change to liquidation basis
 accounting:
  Reduction to reflect estimated net realizable value of
   securities..............................................            (938,188)
  Write-off of prepaid expenses............................          (1,098,222)
  Reserve for estimated liquidation costs..................            (700,000)
                                                                ---------------
          Adjustment to liquidation basis accounting.......          (2,736,410)
                                                                ---------------

Net assets in liquidation at beginning of period...........          61,471,679
                                                                ---------------

Net assets in liquidation at end of period.................     $    18,443,233
                                                                ===============

                       See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(GOING CONCERN BASIS)
---------------------------------------------------------------------------------------------------------------------------
                                                            FOR THE PERIOD FROM        YEAR ENDED           YEAR ENDED
                                                              JANUARY 1, 2001         DECEMBER 31,         DECEMBER 31,
                                                                  THROUGH                 2000                 1999
                                                               JULY 27, 2001
---------------------------------------------------------------------------------------------------------------------------
Interest Income:
   Securities and mortgage loans....................              $ 7,231,003          $ 17,194,218         $ 28,139,101
   Cash and cash equivalents........................                  525,563             1,249,762            1,805,346
                                                                  -----------          ------------         ------------
         Total interest income......................                7,756,566            18,443,980           29,944,447
                                                                  -----------          ------------         ------------

Interest Expense:
   Repurchase agreements............................                4,059,974            10,654,039           16,812,335
   Other                                                                   --                20,629                   --
                                                                  -----------          ------------         ------------
         Total interest expense.....................                4,059,974            10,674,668           16,812,335
                                                                  -----------          ------------         ------------

Net interest income.................................                3,696,592             7,769,312           13,132,112

Net realized loss on securities.....................               (4,218,425)           (1,125,623)         (19,828,790)

Net loss on interest rate agreement.................                 (120,000)           (2,580,000)                  --

Impairment loss on securities.......................                       --           (17,596,917)                  --

General and administrative expenses.................                2,527,690             1,617,097            4,325,681
                                                                  -----------          ------------         ------------

Net loss............................................              $(3,169,523)         $(15,150,325)        $(11,022,359)
                                                                  -----------          ------------         ------------

Other Comprehensive Income:
 Unrealized net gain (loss) on securities:
   Unrealized holding loss arising during the period               (3,016,779)           (9,973,400)         (17,505,679)
   Add: reclassification adjustment for net realized loss
      included in net loss..........................                4,218,425             8,722,540           19,828,790
                                                                  -----------          ------------         ------------
Other comprehensive income..........................                1,201,646             8,749,140            2,323,111
                                                                  -----------          ------------         ------------
Comprehensive loss..................................              $(1,967,877)          $(6,401,185)         $(8,699,248)
                                                                  ===========          ============         ============

NET LOSS PER SHARE:
   Basic............................................              $     (0.23)         $     (1.05)         $      (0.65)
                                                                  ===========          ===========          ============
   Diluted..........................................              $     (0.23)         $     (1.05)         $      (0.65)
                                                                  ===========          ===========          ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
   Basic............................................               14,038,983            14,369,081           16,925,143
                                                                  ===========          ============         ============
   Diluted..........................................               14,038,983            14,369,081           16,925,143
                                                                  ===========          ============         ============

                                           See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2001 THROUGH JULY 27, 2001 AND
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999(GOING CONCERN BASIS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                ACCUMULATED OTHER
                                                  ADDITIONAL      COMPREHENSIVE       ACCUMULATED       TREASURY      TOTAL
                                        COMMON     PAID-IN           INCOME        DISTRIBUTIONS AND     STOCK     STOCKHOLDERS'
                                         STOCK     CAPITAL           (LOSS)              LOSSES         AT COST       EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998............  $20,100  $282,921,970     $ (14,745,929)     $(121,290,971)  $(19,348,394)  $127,556,776
                                                                  -------------                                     ------------

Comprehensive loss:
  Net loss                                   --            --                --        (11,022,359)            --    (11,022,359)
                                                                                                                    ------------
  Other comprehensive income:
    Unrealized holding loss arising
     during the year..................       --            --       (17,505,679)                --             --    (17,505,679)
    Reclassification adjustment for
     net realized loss included in
     net loss.........................       --            --        19,828,790                 --             --     19,828,790
                                                                  -------------                                     ------------
    Other comprehensive income........       --            --         2,323,111                                        2,323,111
                                                                                                                    ------------
  Comprehensive loss..................                                                                                (8,699,248)

Common stock issued...................       19        90,997                --                 --             --         91,016
Repurchase of common stock............       --            --                --                 --    (10,349,101)   (10,349,101)
Dividends/Distributions declared -
 $2.00 per share......................       --            --                --        (35,607,766)            --    (35,607,766)
                                        -------  ------------     -------------      -------------   ------------   ------------

BALANCE, DECEMBER 31, 1999............   20,119   283,012,967       (12,422,818)      (167,921,096)   (29,697,495)    72,991,677
                                                                  -------------                                     ------------

Comprehensive loss:
  Net loss                                   --            --                --        (15,150,325)            --    (15,150,325)
                                                                                                                    ------------
  Other comprehensive income:
    Unrealized holding loss arising
     during the year..................       --            --        (9,973,400)                --             --     (9,973,400)
    Reclassification adjustment for
     net realized loss included in
     net loss.........................       --            --        18,722,540                 --             --     18,722,540
                                                                  -------------                                     ------------
    Other comprehensive income........       --            --         8,749,140                 --             --      8,749,140
                                                                  -------------                                     ------------
  Comprehensive loss..................                                                                                (6,401,185)

Repurchase of common stock............       --            --                --                 --     (3,150,936)    (3,150,936)
                                        -------  ------------     -------------      -------------   ------------   ------------

BALANCE, DECEMBER 31, 2000............   20,119   283,012,967        (3,673,678)      (183,071,421)   (32,848,431)    63,439,556
                                                                  -------------                                     ------------

Comprehensive loss:
  Net loss                                   --            --                --         (3,169,523)            --     (3,169,523)
                                                                                                                    ------------
  Other comprehensive income:
    Unrealized holding loss arising
     during the period...............        --            --        (3,016,779)                --             --     (3,016,779)
    Reclassification adjustment for
     net realized loss included in
     net loss.........................       --            --         4,218,425                 --             --      4,218,425
                                                                  -------------                                     ------------
    Other comprehensive income........       --            --         1,201,646                 --             --      1,201,646
                                                                                                                    ------------
  Comprehensive loss..................                                                                                (1,967,877)
                                        -------  ------------     -------------      -------------   ------------   ------------

BALANCE, JULY 27, 2001................  $20,119  $283,012,967     $  (2,472,032)     $(186,240,944)  $(32,848,431)  $ 61,471,679
                                        =======  ============     =============      =============   ============   ============

                        See notes to financial statements

LASER MORTGAGE MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM JULY 28, 2001
THROUGH DECEMBER 31, 2001 (LIQUIDATION BASIS)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Increase in net assets in liquidation from operating activities................         $  1,824,913
Adjustments to reconcile increase in net assets in liquidation from operating activities to net cash provided by operating activities:
Amortization of mortgage premiums and discounts, net...........................              (44,472)
Net gain on securities.........................................................             (607,650)
Decrease in interest receivable................................................              416,991
Decrease in accrued interest payable...........................................             (671,397)
Increase in accounts payable and accrued expenses..............................               66,500
Decrease in reserve for estimated liquidation costs ...........................             (175,063)
                                                                                        ------------

Net cash provided by operating activities......................................              809,822
                                                                                        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities...............................................           45,069,534
Principal payments on securities and mortgage loans............................           20,969,010
                                                                                        ------------

Net cash provided by investing activities......................................           66,038,544
                                                                                        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of repurchase agreements............................................          (44,363,576)
Liquidation distribution to stockholders.......................................          (42,116,949)
                                                                                        ------------

Net cash used in financing activities..........................................          (86,480,525)
                                                                                        ------------

Net decrease in cash and cash equivalents......................................          (19,632,159)

Cash and cash equivalents at beginning of period...............................           22,592,344
                                                                                        ------------

Cash and cash equivalents at end of period.....................................         $  2,960,185
                                                                                        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid..................................................................         $ (1,090,987)
                                                                                        ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Adjustment to liquidation basis accounting....................................          $ (2,736,410)
                                                                                        =============

                        See notes to financial statements

LASER MORTGAGE MANAGEMENT, INC.

                                                                       FOR THE PERIOD
                                                                      JANUARY 1, 2001       YEAR ENDED           YEAR ENDED
STATEMENTS OF CASH FLOWS                                                  THROUGH          DECEMBER 31,         DECEMBER 31,
(GOING CONCERN BASIS)                                                  JULY 27, 2001           2000                 1999
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $     (3,169,523)  $    (15,150,325)   $    (11,022,359)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
  Amortization of mortgage premiums and discounts, net...............         (186,354)          (835,665)          2,590,314
  Unrealized (gain) loss on interest rate agreement..................       (2,580,000)         2,580,000                  --
  Impairment loss on securities......................................               --         17,596,917                  --
  Net realized loss on sale of securities and interest rate agreement        6,918,425          1,125,623          19,828,790
Change in assets and liabilities:
  Decrease (increase) in interest receivable.........................        2,280,392         (2,048,041)          9,613,217
  Decrease in margin deposits on repurchase agreements...............               --            425,000           6,692,098
  Decrease (increase) in prepaid expenses............................          318,570         (1,416,792)                 --
  Increase (decrease) in accrued interest payable....................          141,843            410,870          (2,296,977)
  Increase (decrease) in accounts payable and accrued expenses.......           96,310           (351,357)            523,514
  Decrease in payable to manager.....................................               --            (42,754)         (1,082,246)
                                                                      ----------------   ----------------    ----------------

Net cash provided by operating activities............................        3,819,663          2,293,476          24,846,351
                                                                      ----------------   ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities.............................................      (55,048,842)      (511,979,144)        (42,695,021)
  (Decrease) increase in payable for securities acquired.............      (23,321,844)        23,321,844                  --
  Purchase of interest rate agreement................................               --         (2,960,000)                 --
  Proceeds from sale of securities...................................      255,982,732        261,390,441         681,131,529
  Proceeds from sale of interest rate agreement......................          260,000                 --                  --
  Principal payments on securities and mortgage loans................       30,843,850         22,702,504          66,622,098
                                                                      ----------------   ----------------    ----------------

Net cash provided by (used in) investing activities..................      208,715,896       (207,524,355)        705,058,606
                                                                      ----------------   ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repurchase agreements................................    1,960,972,986      1,706,908,627       3,512,626,247
  Repayments of repurchase agreements................................   (2,154,458,410)    (1,511,049,627)     (4,210,993,157)
  Payments for repurchase of common stock, net of issuances..........               --         (3,150,936)        (10,258,085)
  Distributions paid to stockholders.................................               --                 --         (35,607,766)
                                                                      ----------------   ----------------    ----------------

Net cash (used in) provided by financing activities..................     (193,485,424)       192,708,064        (744,232,761)
                                                                      ----------------   ----------------    ----------------

Net increase (decrease) in cash and cash equivalents.................       19,050,135        (12,522,815)        (14,327,804)
Cash and cash equivalents at beginning of period.....................        3,542,209         16,065,024          30,392,828
                                                                      ----------------   ----------------    ----------------

Cash and cash equivalents at end of period........................... $     22,592,344   $      3,542,209    $     16,065,024
                                                                      ================   ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid...................................................... $     (3,918,131)  $    (10,054,489)   $    (19,109,312)
                                                                      ================   ================    ================

  NONCASH FINANCING ACTIVITIES:
    Net change in unrealized gain on available-for-sale securities... $      1,201,646   $      8,749,140    $      2,323,111
                                                                      ================   ================    ================

                                           See notes to financial statements.

LASER MORTGAGE MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     LASER Mortgage Management, Inc. (the "Company") was incorporated in Delaware on May 1, 2001, as a wholly-owned subsidiary of LASER Mortgage Management, Inc., a Maryland corporation ("LASER Maryland"), and is the successor by merger to LASER Maryland. LASER Maryland was incorporated in Maryland on September 3, 1997 and commenced its operations on November 26, 1997. On May 30, 2001, the Company's Board of Directors and sole stockholder, LASER Maryland, approved the liquidation and dissolution of the Company under the terms and conditions of the Plan of Liquidation and Dissolution, subject to the approval of the Plan of Liquidation and Dissolution by the stockholders of LASER Maryland. On July 27, 2001, the stockholders of LASER Maryland, at the annual meeting, approved the reincorporation of LASER Maryland in Delaware (the "Reincorporation"), through the merger of LASER Maryland with and into the Company, and the subsequent liquidation and dissolution of the Company under the terms and conditions of the Plan of Liquidation and Dissolution. On July 31, 2001, LASER Maryland completed the Reincorporation by merging with and into the Company. As of the effective date of the Reincorporation, LASER Maryland ceased to exist. On August 3, 2001, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware, and the dissolution of the Company was effective upon such filing. The Company has ceased to conduct normal business operations and now operates solely for the purpose of providing for the satisfaction of its obligations, adjusting and winding-up its business and affairs and distributing its remaining net assets. References herein to "LASER" or the "Company" include LASER Maryland prior to the date of the Reincorporation, as applicable.

     In accordance with the Plan of Liquidation and Dissolution, on November 8, 2001, the Board of Directors filed a petition with the Delaware Court of Chancery for permission to make an initial distribution to stockholders of $3.00 per outstanding common share. On November 28, 2001, the Delaware Court of Chancery approved this initial distribution to stockholders. On December 28, 2001, a distribution of $3.00 per outstanding share of common stock was made to stockholders of record as of December 17, 2001. As of December 31, 2001, the estimated net realizable value of the Company's net assets in liquidation was $1.31 per share. After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining net assets in liquidation over the next three years with a final liquidating distribution to occur thereafter. The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses and income received, if any, from the pending litigation against Asset Securitization Corporation ("ASC"), Nomura Asset Capital Corporation ("Nomura Asset") and Nomura Securitization International, Inc. ("Nomura"), as well as other factors beyond the control of the Company.

     The Company was organized to create and manage an investment portfolio of primarily mortgage-backed securities and mortgage loans that, in combination with financing and hedging activities, would generate income for distribution to its stockholders while preserving the Company's capital base. At its inception, the Company elected to be taxed as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its short taxable year ended December 31, 1997. The Company qualified as a REIT for the taxable years ended December 31, 1997 through 2001. The Company does not expect to qualify as a REIT for the year beginning January 1, 2002.

     BASIS OF PRESENTATION - As described above, stockholders approved the Plan of Liquidation and Dissolution of the Company on July 27, 2001. As a result, the Company adopted liquidation basis accounting effective July 28, 2001. Accordingly, the Company's assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, including an accrual for estimated expenses associated with the liquidation of the Company. Before the adoption of liquidation basis accounting, the Company operated as a continuing business and followed going concern basis accounting. Because substantially all of the existing assets and liabilities of the Company were carried at approximate fair value in accordance with generally accepted accounting principles ("GAAP"), the adoption of liquidation basis accounting did not have a material impact on the Company's financial statements other than requiring the Company to charge stockholders' equity for the: reduction in the carrying value of securities to reflect their estimated net realizable value, write-off of the remaining balance of prepaid expenses, and reserve for estimated expenses associated with the liquidation of the Company. However, the valuation of assets and liabilities at their estimated net realizable values and estimated settlement amounts, respectively, necessarily requires estimates and assumptions. Changes in market conditions, actual costs associated with the liquidation, and other factors may affect the amounts ultimately realized or settled, and those amounts may differ, perhaps materially, from the carrying values on the Company's financial statements.

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

     The Company's Mortgage Loans are carried at estimated net realizable value on the statement of net assets in liquidation, with unrealized gains and losses reported on the statement of changes in net assets in liquidation. Before the adoption of liquidation basis accounting, the Company's Mortgage Loans were carried on the balance sheet at their unpaid principal balance, net of unamortized discount or premium.

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

     RESERVE FOR ESTIMATED LIQUIDATION COSTS - Under liquidation basis accounting, the Company is required to estimate and accrue the costs associated with the liquidation. The amount recorded in the statement of net assets in liquidation represents estimated professional fees and other expenses expected to be incurred in connection with liquidation activities and paid out over the course of the liquidation. The ultimate amount paid might vary significantly due to, among other things, the timing of the liquidation.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS -The fair values of the Company's Investments and interest rate agreement were based on prices and valuations provided by dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. The carrying values of cash equivalents, interest receivable and payable, repurchase agreements and other financial assets and liabilities approximates their estimated fair value because of the short-term nature of these financial instruments. Estimated net realizable value approximates estimated fair value as presented in these financial statements.

     INCOME TAXES - At its inception, the Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 1997. As such, the Company generally has been entitled to a deduction for all dividends it paid to its stockholders for a taxable year. As a result, the Company has not been subject to federal income taxation with respect to its distributed income. Qualification as a REIT requires that the Company satisfy a number of asset, income and distribution tests. The Company qualified as a REIT for the taxable years for the years ended December 31, 1997 through 2001. The Company does not expect to qualify as a REIT for the year beginning January 1, 2002.

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

2.   MORTGAGE SECURITIES

     The following tables show the Company's Mortgage Securities as of December 31, 2001 (stated at estimated net realizable value) and as of December 31, 2000 (stated at estimated fair value), excluding interest-only mortgage derivatives ("IOs").

                                DECEMBER 31, 2001

                                  AGENCY
                                 FLOATING
                               RATE MORTGAGE
                                SECURITIES
                               -------------

Current principal amount        $14,854,868

Unamortized discount                     --
Unamortized premium                 217,674
                                -----------

Amortized cost                   15,072,542

Gross unrealized gains              232,726
Gross unrealized losses                  --
                                -----------

Estimated net realizable value  $15,305,268
                                ===========


                                DECEMBER 31, 2000

                             AGENCY
                             FIXED/
                          FLOATING RATE                   NON-
                            MORTGAGE      MORTGAGE      MORTGAGE
                           SECURITIES   SUBORDINATES  SUBORDINATES     TOTAL

Current principal amount  $271,728,664   $7,316,580   $ 5,722,553  $284,767,797
Unamortized discount        (3,939,630)          --      (600,000)   (4,539,630)
Unamortized premium          1,117,677        2,684            --     1,120,361
                          ------------   ----------   -----------  ------------

Amortized cost             268,906,711    7,319,264     5,122,553   281,348,528

Gross unrealized gains       6,290,740           --            --     6,290,740
Gross unrealized losses        (16,251)      (7,256)   (3,352,893)   (3,376,400)
                          ------------   ----------   -----------  ------------

Estimated fair value      $275,181,200   $7,312,008   $ 1,769,660  $284,262,868
                          ============   ==========   ===========  ============

     The Company did not hold any IOs in its portfolio as of December 31, 2001. The following table shows the IOs as of December 31, 2000 (stated at estimated fair value).


                                            DECEMBER 31, 2000

                             FIXED RATE        FIXED RATE
                             RESIDENTIAL       COMMERCIAL            TOTAL

Current notional amount     $ 104,492,206     $  99,844,649     $   204,336,855
                            =============     =============     ===============

Amortized cost              $  31,815,356     $   6,070,699     $    37,886,055

Gross unrealized gains                 --           114,987             114,987
Gross unrealized losses        (6,703,005)               --          (6,703,005)
                            -------------     -------------     ---------------

Estimated fair value        $  25,112,351     $   6,185,686     $    31,298,037
                            =============     =============     ===============


     The Company was notified in June 2000 of a default in a $50.0 million mortgage loan in a trust fund of which the Company owns subordinated interests. The Securities that are affected by this event are subordinated classes of Commercial Mortgage Pass-Through Certificates, Series 1997-D5 that represent beneficial ownership interests in a trust fund created by ASC, an affiliate of Nomura, at the time of the offering. Thereafter, a representative of Nomura notified a representative of the Company that the amount of the recovery of the Securities may be negligible. Accordingly, management increased the unrealized loss on those Securities at that time by approximately $(9.1) million representing the remaining total aggregate carrying value of those Securities, pending further developments.

     On October 23, 2000 the Company filed suit in the Southern District of New York against ASC, Nomura Asset and Nomura alleging that the defendants defrauded the Company into purchasing approximately $19.0 million worth of ASC securities by failing to disclose, among other things, that one of largest loans in the mortgage pool was seriously troubled. The Company is seeking rescission of the purchase of the Securities. During the quarter ended December 31, 2000, the Company recognized the probable other-than-temporary impairment of those Securities by charging the statement of operations and crediting accumulated other comprehensive loss on the balance sheet for the aggregate cumulative loss of $(17,596,917); such recognition had no further impact on stockholders' equity from the time of the earlier increase in unrealized loss.

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

3.   MORTGAGE LOANS

     The following table shows the Company's Mortgage Loans at December 31, 2001 (stated at estimated net realizable value) and December 31, 2000 (stated at amortized cost).


                                            2001                   2000

Principal amount                     $      2,004,114        $      2,647,455
Unamortized premium                                --                  52,383
                                     ----------------        ----------------

Net carrying value amount            $      2,004,114        $      2,699,838
                                     ================        ================


     As of December 31, 2000, the amortized cost of the Mortgage Loans approximated their estimated fair value.

4.   INTEREST RATE AGREEMENT

     CAPS

     The Company used a cap during 2000, and continuing into January 2001, to reduce the risk of rising interest rates on the cost of the short-term repurchase agreements used to finance its Investments.

     As a result of the reduction in interest rates in January 2001, the Company closed out the existing cap, with a notional amount of $100,000,000, for $260,000 in cash and recognized a net loss of $(120,000) on the statement of operations that is comprised of a realized loss of $(2,700,000) and an unrealized gain of $2,580,000 from the reversal of the unrealized loss on the cap at December 31, 2000 due to its sale. During the second quarter of 2000, the Company purchased this cap for a premium of $2,960,000. The cap agreement had a term of three years and provided for monthly payments of interest to the Company to the extent that the one-month LIBOR exceeded 6.54%, as applied to the notional amount. By December 31, 2000, the Company had recorded an unrealized loss of $(2,580,000) on the statement of operations with respect to the cap to reflect its estimated fair value of $380,000 in the balance sheet at that time.

5.   REPURCHASE AGREEMENTS

     Most of the Company's Investments were financed by repurchase agreements. The repurchase agreements are collateralized by the market value of the Company's Investments and bear interest rates that generally move in close relation to one-month LIBOR.

     The Company has been liquidating its assets pursuant to the Plan of Liquidation and Dissolution. The proceeds from sales of assets are used to repay the repurchase agreements. At December 31, 2001 and December 31, 2000, the Company had $2,028,000 and $239,877,000, respectively, of repurchase agreements outstanding with a weighted average borrowing rate of 3.24% and 6.66%, respectively, and a weighted average remaining maturity of 28 days and 11 days, respectively. The repurchase agreement outstanding at December 31, 2001 matures in 28 days. The associated accrued interest expense payable on the outstanding repurchase agreements amounted to $30,576 and $560,130 at December 31, 2001 and December 31, 2000, respectively. At December 31, 2001 and December 31, 2000, the repurchase agreements were collateralized by Investments that had an estimated value of approximately $2,004,000 (stated at estimated net realizable value) and $249,500,000 (stated at estimated fair value), respectively.

     During the first quarter of 1999, to improve its liquidity, the Company terminated a $500,000,000, five year repurchase agreement and recognized a loss of approximately $(8,500,000) in net realized loss on securities on the statement of operations.

6.   RESERVE FOR ESTIMATED LIQUIDATION COSTS

     At the time of the adoption of liquidation basis accounting, the Company recorded $700,000 for estimated professional fees and other expenses anticipated over the course of the liquidation. At December 31, 2001, the reserve for estimated liquidation costs amounted to $524,937. During the period July 28, 2001 through December 31, 2001, the Company paid $175,063 of liquidation costs. During the period January 1, 2001 through July 27, 2001, the Company incurred approximately $1.4 million of costs directly related to the liquidation of the Company. Such costs were recorded in general and administrative expenses on the statement of operations.

7.   STOCKHOLDERS' EQUITY

     COMMON STOCK - At each of December 31, 2001 and 2000, the Company had 100,000,000 common shares authorized and 20,118,749 common shares issued.

     During the year ended December 31, 1999, an aggregate of 80,000 shares of common stock was issued as deferred stock awards to certain employees of the Company at a value of $91,016 (see note 8).

     DIVIDENDS/DISTRIBUTIONS - On December 28, 2001, a cash liquidation distribution of $3.00 per outstanding share of common stock, or $42,116,949, was made in accordance with the Company's Plan of Liquidation and Dissolution. During the year ended December 31, 1999, the Company declared and subsequently paid dividends and distributions in cash of $2.00 per outstanding common share or $35,607,766.

     TREASURY STOCK - In November 1998, the Board of Directors of the Company increased the amount of common stock authorized to be repurchased under the Company's stock repurchase program to $40.0 million. Pursuant to the common stock repurchase program, the Company repurchased 825,600 shares and 2,953,700 shares of common stock for $3,150,936 and $10,349,101 and during the years ended December 31, 2000 and 1999, respectively. No shares of common stock were repurchased during 2001. At December 31, 2001 and 2000, an aggregate 6,079,766 shares of the Company's issued common stock had been reacquired at an aggregate cost of $32,848,431.

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

     There were no outstanding awards under the Incentive Plan during 2001 and none were outstanding or reserved for issuance at December 31, 2000. During the years ended December 31, 2000 and 1999, stock options of 10,000 and 210,000, respectively, were terminated. During the year ended December 31, 1999, 18,750 shares of deferred common stock awards were issued at cost of $91,016 (see note
7) and all other deferred common stock awards previously granted to employees who had subsequently left the Company were terminated.

9.   LOSS PER SHARE ("LPS")

     Basic LPS is computed by dividing the net loss attributable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted LPS considers the effect of all dilutive potential common shares that were outstanding during the period under the Company's Incentive Plan. Basic and diluted LPS for the period January 1, 2001 through July 27, 2001 and for the years ended December 31, 2000 and 1999 was as follows:

                     FOR THE PERIOD JANUARY 1, 2001 THROUGH
                                  JULY 27, 2001

                                   NET LOSS         SHARES          PER-SHARE
                                  (NUMERATOR)    (DENOMINATOR)       AMOUNT

Basic LPS                        $  (3,169,523)      14,038,983  $      (0.23)
                                 =============  ===============  =============

Diluted LPS                      $  (3,169,523)      14,038,983  $      (0.23)
                                 =============  ===============  =============

                               FOR THE YEAR ENDED
                                DECEMBER 31, 2000

                                   NET LOSS         SHARES          PER-SHARE
                                  (NUMERATOR)    (DENOMINATOR)       AMOUNT

Basic LPS                        $ (15,150,325)      14,369,081  $      (1.05)
                                 =============  ===============  =============

Diluted LPS                      $ (15,150,325)      14,369,081  $      (1.05)
                                 =============  ===============  =============

                               FOR THE YEAR ENDED
                                DECEMBER 31, 1999

                                   NET LOSS         SHARES           PER-SHARE
                                  (NUMERATOR)    (DENOMINATOR)        AMOUNT

Basic LPS                        $ (11,022,359)      16,925,143  $      (0.65)
                                 =============  ===============  =============

Diluted LPS                      $ (11,022,359)      16,925,143  $      (0.65)
                                 =============  ===============  =============

     For the period January 1, 2001 through July 27, 2001, there were no deferred common shares reserved for issuance and there were no outstanding options to purchase common shares of the Company.

     For the years ended December 31, 2000 and 1999, there were no deferred common shares reserved for issuance. For the years ended December 31, 2000 and 1999, options to purchase 7,500, and 100,000 shares of the Company's common stock were outstanding, respectively, and were excluded from the computation of diluted LPS for the year then ended because they were anti-dilutive.

10.  MANAGEMENT AGREEMENTS

         From November 1, 1999 to November 1, 2001, Mariner Mortgage Management, L.L.C. ("Mariner") served as the external manager of the Company and was responsible for the day-to-day management of the Company's investments and operations.

     Under the most recent management agreement, which was entered into on November 1, 2000 and terminated on November 1, 2001, Mariner became entitled to be paid an incentive fee upon the earlier of (1) the termination date of the management agreement or (2) the date on which the Board of Directors adopted resolutions approving the liquidation and dissolution, referred to as the anniversary date, which it did on April 25, 2001, equal to the number of shares outstanding on the applicable date, multiplied by:

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

     The table below shows the base fees incurred to the Company pursuant to the terms of the Mariner management agreement.

     FOR THE PERIOD:                                         BASE FEES INCURRED

     July 28, 2001 through November 1, 2001                      $ 150,000
     January 1, 2001 through July 27, 2001                       $ 350,000
     January 1, 2000 through December 31, 2000                   $ 294,193
     November 1, 1999 through December 31, 1999                  $  42,754

     No incentive fees were incurred during the period July 28, 2001 through December 31, 2001 or during the years ended December 31, 2000 and 1999. As described above, an incentive fee of $1,219,285 was paid to Mariner during the period January 1, 2001 through July 27, 2001.

     Upon the termination of the most recent management agreement on November 1, 2001, the Company became self managed and entered into employment agreements with William J. Michaelcheck, the President and Chief Executive Officer of the Company, and Charles R. Howe, II, the Vice President, Treasurer and Secretary of the Company, each at a salary of $10,000 per month. Messrs. Michaelcheck and Howe previously were responsible for managing the Company's portfolio at Mariner and continue to have significant responsibilities at Mariner. On November 1, 2001, the Company also entered into a support services agreement with Mariner Investment Group, Inc. ("Mariner Investment Group"), an affiliate of Mariner, under which Mariner Investment Group will provide the Company with office space and services, bookkeeping and accounting services and such other services as may be agreed upon from time to time by the Company and Mariner Investment Group for a fee of $30,000 per month.

     Prior to November 1, 1999, the Company was engaged in a consulting arrangement with BlackRock Financial Management, Inc. ("BlackRock") and in a management agreement with LASER Advisers, Inc. (the "Former Manager").

     The management agreement with the Former Manager was terminated effective February 28, 1999. During the time the management agreement was in effect, it provided for an annual base management fee of 1.0% of average stockholders' equity, as defined, and a quarterly incentive fee in an amount equal to 20% of the excess quarterly net income of the Company over a hurdle, all as defined.

     For the year ended December 31, 1999, the Company incurred consulting fees to BlackRock in the amount of $1,125,000; $500,000 was payable at December 31, 1999. Under the management agreement with the Former Manager, the Company incurred base management fees of approximately $500,000 for the year ended December 31, 1999.

11.  TAXABLE INCOME (LOSS)

     At its inception, the Company elected to be taxed as a REIT under the Internal Revenue of 1986, as amended, commencing with its short taxable year ended December 31, 1997. As such, the Company generally has been entitled to a deduction for all dividends it paid to its stockholders for a taxable year. As a result, the Company has not been subject to federal income taxation with respect to its distributed income. Qualification as a REIT requires that the Company satisfy a number of asset, income and distribution tests. The Company qualified as a REIT for the taxable years ended December 31, 1997 through 2001. Because less than 75% of the Company's gross income for the 2002 taxable year is expected to derive from certain required REIT investments, the Company does not expect to qualify as a REIT for the year beginning January 2002. If, in 2002, the Company fails to qualify as a REIT, it will no longer be entitled to deduct dividends paid to stockholders from its taxable income. In this case, the Company would be subject to federal income tax at corporate rates (including any applicable alternative minimum tax) with respect to gains from liquidating sales of assets and income from operations for that year and for subsequent taxable years. The federal income taxes would reduce the amounts otherwise distributable to its stockholders.

     Revenue Procedure 99-17 provided securities and commodities traders with the ability to elect mark-to-market treatment for 1998 by including a statement with their timely filed 1998 tax return. The election applies for all future years as well unless revoked with the consent of the Internal Revenue Service ("IRS"). The Company elected mark-to-market treatment as a securities trader, and accordingly, recognizes gains and losses prior to the actual disposition of its Securities. Moreover, some if not all of those gains and losses, as well as some if not all gains or losses from actual dispositions of Securities, will be treated as ordinary in nature, and not capital, as they would be in the absence of this election. There is no assurance, however, that the Company's election will not be challenged on the ground that it is not in fact a trader in Securities, or that it is only a trader with respect to some, but not all, of its Securities. As such, there is a risk that the Company will not be able to mark to market its Securities, or that it will be limited in its ability to recognize certain losses.

     Taxable income (loss) requires an annual calculation; consequently, for the tax year ended December 31, 2001, taxable income (loss) may be different from GAAP net income (loss) as a result of differing treatment of the change in unrealized net gains (losses) on Securities transactions. For the Company's tax purposes, the change in unrealized net gains (losses) will be recognized at the end of the year and will be aggregated with operating income (losses) to produce total taxable income (loss) for the year. For the tax year ended December 31, 2001, the Company had unrealized net gains of $3,906,403.

     For the tax years ended December 31, 2001, 2000 and 1999, net operating losses as calculated for tax purposes ("NOLs") are estimated at approximately $(1,400,000), $(6,200,000) and $(60,000,000), respectively. NOLs generally may be carried forward for 20 years. The Company believes that during 1999 it experienced an "ownership change" within the meaning of Section 382 of the Code. Consequently, the Company's use of NOLs generated before the ownership change to reduce taxable income after the ownership change will be subject to limitations under Code Section 382. Generally, Code Section 382 limits the use of NOLs in any year to the value of the Company's common stock on the date of the ownership change multiplied by the long-term tax-exempt rate (published by the IRS) with respect to that date. The Company believes that the annual limitation with respect to the use of its NOLs is approximately $3,000,000. The Company believes that as of December 31, 2001, approximately $92,500,000 of the estimated cumulative NOL of $120,100,000 is subject to the annual limitation.

12.  SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

     The quarterly results of operations for the period January 1, 2001 through July 27, 2001 and the year ended December 31, 2000 follow:

                                 QUARTER ENDED    QUARTER ENDED     PERIOD JULY 1, 2001
                                 MARCH 31, 2001   JUNE 30, 2001    THROUGH JULY 27, 2001
                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME DATA:
Interest income:
  Securities and mortgage loans.  $    5,099       $    1,659           $       473
  Cash and cash equivalents.....         209              254                    63
                                  ----------       ----------           -----------
  Total interest income.........       5,308            1,913                   536
                                  ----------       ----------           -----------
Interest expense:
  Repurchase agreements.........       3,204              703                   153
                                  ----------       ----------           -----------
Net interest income.............       2,104            1,210                   383
Net realized loss on sale of
 securities.....................      (2,294)          (1,900)                  (24)
Net loss on interest rate
 agreement......................        (120)              --                    --
General and administrative
 expenses.......................       1,787              570                   171
                                  ----------       ----------           -----------

Net (loss) income...............  $   (2,097)      $   (1,260)          $       188
                                  ----------       ----------           -----------

Other Comprehensive Income:
Unrealized net gain on
 securities:
  Unrealized holding (loss)
   gain arising during period...      (2,206)            (870)                   60
    Add: reclassification
     adjustment for net realized
     loss included in net (loss)
     income.....................       2,293            1,900                    24
                                  ----------       ----------           -----------

  Other comprehensive income....          87            1,030                    84
                                  ----------       ----------           -----------

Comprehensive (loss) income.....  $   (2,010)      $     (230)          $       272
                                  ==========       ==========           ===========

Net (loss) income per share:
  Basic.........................  $    (0.15)      $    (0.09)          $      0.01
                                  ==========       ==========           ===========

  Diluted.......................  $    (0.15)      $    (0.09)          $      0.01
                                  ==========       ==========           ===========

Weighted average number of
shares outstanding:
  Basic.........................  14,038,983       14,038,983            14,038,983
  Diluted.......................  14,038,983       14,038,983            14,038,983

                                 QUARTER ENDED    QUARTER ENDED     QUARTER ENDED       QUARTER ENDED
                                 MARCH 31, 2000   JUNE 30, 2000   SEPTEMBER 30, 2000   DECEMBER 31, 2000
                                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME DATA:
Interest income:
  Securities and mortgage loans.  $    1,884       $    3,362        $    6,005          $    5,943
  Cash and cash equivalents.....         505              551               121                  73
                                  ----------       ----------        ----------          ----------
  Total interest income.........       2,389            3,913             6,126               6,016
                                  ----------       ----------        ----------          ----------
Interest expense:
  Repurchase agreements.........         580            1,754             3,874               4,447
  Other.........................          --              242                --                (222)
                                  ----------       ----------        ----------          ----------
  Total interest expense........         580            1,996             3,874               4,225
                                  ----------       ----------        ----------          ----------
Net interest income.............       1,809            1,917             2,252               1,791
Net realized (loss) gain on
 sale of securities.............      (2,405)             393               371                 516

Unrealized loss on interest
 rate agreement.................          --               --                --              (2,580)
Impairment loss on securities...          --               --                --             (17,597)
General and administrative
 expenses.......................         792             (186)              319                 692
                                  ----------       ----------        ----------          ----------

Net (loss) income...............  $   (1,388)      $    2,496        $    2,304          $  (18,562)
                                  ----------       ----------        ----------          ----------

Other Comprehensive Income
 (Loss):
  Unrealized net gain (loss) on
   securities:
  Unrealized holding gain
   (loss) arising during period.          74          (10,803)              139                 617
  Add: reclassification
   adjustment for net realized
   loss (gain) included in net
   (loss) income during period..       2,405             (393)             (371)             17,081

Other comprehensive
 income (loss)..................       2,479          (11,196)             (232)             17,698
                                  ----------       ----------        ----------          ----------

Comprehensive income (loss).....  $    1,091       $   (8,700)       $    2,072          $     (864)
                                  ==========       ==========        ==========          ==========

Net (loss) income per share:
  Basic.........................  $    (0.09)      $     0.17        $     0.16          $    (1.32)
                                  ==========       ==========        ==========          ==========
  Diluted.......................  $    (0.09)      $     0.17        $     0.16          $    (1.32)
                                  ==========       ==========        ==========          ==========

Weighted average number of
 shares outstanding:
  Basic.........................  14,847,825       14,557,790        14,038,983          14,038,983
                                  ==========       ==========        ==========          ==========
  Diluted.......................  14,847,825       14,557,790        14,038,983          14,038,983
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

                                     LASER MORTGAGE MANAGEMENT, INC.

                                     By: /s/ Charles R. Howe, II
                                         ------------------------------------
                                         Name:   Charles R. Howe, II
                                         Title:  Vice President, Chief Financial
                                                 Officer and Treasurer


Dated:  March __, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


SIGNATURE                    TITLE                                          DATE
---------                    -----                                          ----

                             Chief Executive Officer, Chairman    March __, 2002
-------------------------    and Director
William J. Michaelcheck      (Principal Executive Officer)

/S/ CHARLES R. HOWE, II      Vice President, Chief Financial      March 27, 2002
-------------------------    Officer and Treasurer
Charles R. Howe, II          (Principal Financial and
                             Accounting Officer)

/S/ RONALD J. ARTININAN      Director                             March 27, 2002
-------------------------
Ronald J. Artinian

/S/ MARK HOBBS               Director                             March 27, 2002
-------------------------
Mark Hobbs

/S/ ARTHUR HOUSE             Director                             March 27, 2002
-------------------------
Arthur House

/S/ JONATHAN ILANY           Director                             March 27, 2002
-------------------------
Jonathan Ilany

                                  EXHIBIT INDEX

EXHIBIT NUMBER      EXHIBIT
--------------      -------

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

10.1 Management Agreement between the Registrant and LASER Advisers, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 1997)

10.2 Termination Agreement dated as of February 28, 1999 between the Registrant and LASER Advisers Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 28, 1999)

10.3 Consulting Agreement dated as of February 28, 1999 between the Registrant and BlackRock Financial Management, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 28,
                    1999)

10.4 Management Agreement between the Registrant and Mariner Mortgage Management, L.L.C. (Incorporated by reference to
                    Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 5, 1999)

10.5 First Amendment to the Management Agreement dated as of November 1, 2000 by and between the Registrant and Mariner Mortgage Management, L.L.C. (Incorporated by reference to
                    Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 3, 2000.)

10.6 Support Services Agreement dated as of November 1, 2001 between the Registrant and Mariner Investment Group, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q dated September 30, 2001.)

10.7 Employment Agreement dated as of November 1, 2001 between the Registrant and William J. Michaelcheck (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q dated September 30, 2001.)

10.8 Employment Agreement dated as of November 1, 2001 between the Registrant and Charles R. Howe, II (Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q dated September 30, 2001.) Form of Indemnification Agreement between the Registrant and each of Ronald

10.9* J. Artinian, Mark Hobbs, Arthur House, Jonathan Ilany, William J. Michaelcheck, Charles R. Howe, II, Thomas Arleo,
                    A. George Kallop, William Petersen, and Dennis Winter Certificate of Dissolution (Incorporated by reference to Exhibit 99.1 to

99.1                Registrant's Quarterly Report on Form 10-Q dated September
                    30, 2001.)


*Filed herewith.