Form 10-Q
period 2002-03-31
LASER MORTGAGE MANAGEMENT INC
filed 2002-05-15
CIK 1046099

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

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

c\o Mariner Investment Group, Inc.
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

Yes X No ___

          Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date: 14,038,983 shares of common stock, $0.001 par value, outstanding as of May 1, 2002.

LASER MORTGAGE MANAGEMENT, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Statements of Net Assets in Liquidation as of March 31, 2002 (Unaudited) and December 31, 2001 (Liquidation Basis)	1

Statement of Changes in Net Assets in Liquidation for the Three Months Ended March 31, 2002 (Liquidation Basis) (Unaudited)	2

Statement of Operations and Comprehensive Income for the Three Months Ended March 31, 2001 (Going Concern Basis) (Unaudited)	3

Statement of Cash Flows for the Three Months Ended March 31, 2002 (Liquidation Basis) (Unaudited)	4

Statement of Cash Flows for the Three Months Ended March 31, 2001 (Going Concern Basis) (Unaudited)	5

Notes to Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

PART II. OTHER INFORMATION	18

Item 1. Legal Proceedings	18

Item 5. Other Information	18

Item 6. Exhibits and Reports on Form 8-K	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LASER Mortgage Management, Inc.

STATEMENTS OF NET ASSETS IN LIQUIDATION
AS OF MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001
(LIQUIDATION BASIS)

----------------------------------------------------------------------------------------------------------------
                                                                                     AS OF
                                                                MARCH 31, 2002            DECEMBER 31, 2001
----------------------------------------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents..............................       $    19,618,379              $     2,960,185
Investment in securities...............................                    --                   15,305,268
Investment in mortgage loans...........................             1,989,046                    2,004,114
Interest and principal paydowns receivable.............                 3,918                    1,649,692
                                                              ---------------              ---------------

         Total assets..................................            21,611,343                   21,919,259
                                                              ---------------              ---------------

LIABILITIES

Liabilities:
  Repurchase agreement.................................             2,028,000                    2,028,000
  Accrued interest payable.............................                42,530                       30,576
  Accounts payable and accrued expenses................               500,279                      892,513
  Reserve for estimated liquidation costs..............               520,130                      524,937
                                                              ---------------              ---------------

         Total liabilities.............................             3,090,939                    3,476,026
                                                              ---------------              ---------------

         Net assets in liquidation.....................       $    18,520,404              $    18,443,233
                                                              ===============              ===============

                                        See notes to financial statements.

LASER Mortgage Management, Inc.

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(LIQUIDATION BASIS) (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------

Interest Income:
   Securities and mortgage loans.......................................    $          130,776
   Cash and cash equivalents...........................................                63,844
                                                                                -------------
         Total interest income.........................................               194,620

Interest Expense:
   Repurchase agreement................................................                11,954
                                                                                -------------

Net interest income....................................................               182,666

Net gain on securities.................................................               167,150

General and administrative expenses....................................               272,645
                                                                                -------------

Increase in net assets in liquidation from operating activities........                77,171
Net assets in liquidation at beginning of period.......................            18,443,233
                                                                                -------------

Net assets in liquidation at end of period.............................    $       18,520,404
                                                                                =============

                           See notes to financial statements.

LASER Mortgage Management, Inc.

STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(GOING CONCERN BASIS) (UNAUDITED)

-----------------------------------------------------------------------------------------

Interest income:
   Securities and mortgage loans..............................        $     5,099,426
   Cash and cash equivalents..................................                208,588
                                                                      ---------------
       Total interest income..................................              5,308,014

Interest expense:
   Repurchase agreements......................................              3,204,167
                                                                      ---------------

Net interest income...........................................              2,103,847

Net realized loss on sale of securities.......................             (2,293,685)

Net loss on interest rate agreement...........................               (120,000)

General and administrative expenses...........................              1,787,558
                                                                     ----------------

Net loss......................................................       $     (2,097,396)
                                                                     -----------------

Other Comprehensive Income:
   Unrealized net loss on securities:
   Unrealized holding loss arising during period..............             (2,206,383)
   Add: reclassification adjustment for net realized loss
       included in net loss...................................              2,293,685
                                                                      ---------------
   Other comprehensive income.................................                 87,302
                                                                      ---------------

Comprehensive loss............................................        $    (2,010,094)
                                                                      ================

Net loss per share:
   Basic......................................................        $         (0.15)
                                                                      ================

   Diluted....................................................        $         (0.15)
                                                                      ================

Weighted average number of shares outstanding:
   Basic......................................................             14,038,983
                                                                      ===============

   Diluted....................................................             14,038,983
                                                                      ===============

                                        See notes to financial statements.

LASER Mortgage Management, Inc.

STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 (LIQUIDATION BASIS) (UNAUDITED)

----------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Increase in net assets in liquidation from operating activities................  $     77,171
Adjustments to reconcile increase in net assets in liquidation from operating activities to net cash provided by operating activities:
Amortization of mortgage premiums..............................................        (8,766)
Net loss on securities.........................................................        33,614
Decrease in interest receivable................................................       314,360
Increase in accrued interest payable...........................................        11,954
Decrease in accounts payable and accrued expenses..............................      (392,234)
Decrease in reserve for estimated liquidation costs ...........................        (4,807)
                                                                                 -------------

Net cash provided by operating activities......................................        31,292
                                                                                 ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities...............................................    14,428,085
Principal payments on securities and mortgage loans............................     2,198,817
                                                                                 ------------

Net cash provided by investing activities......................................    16,626,902
                                                                                 ------------

Net increase in cash and cash equivalents......................................    16,658,194

Cash and cash equivalents at beginning of period...............................     2,960,185
                                                                                 ------------

Cash and cash equivalents at end of period.....................................  $ 19,618,379
                                                                                 ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                                 $         --
                                                                                 ============

                           See notes to financial statements

LASER Mortgage Management, Inc.

STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 (GOING CONCERN BASIS)
(UNAUDITED)

-----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .....................................................            $   (2,097,396)
Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Amortization of mortgage premiums and discounts, net......                  (202,408)
    Net realized loss on sale of securities and interest rate
      agreement...............................................                 4,993,685
    Unrealized gain on interest rate agreement................                (2,580,000)
Change in assets and liabilities:
    Decrease in interest and principal paydowns receivable....                   712,262
    Decrease in prepaid expenses..............................                   136,530
    Decrease in accrued interest payable......................                  (413,638)
    Increase in accounts payable and accrued expenses.........                    41,892
    Increase in payable to manager............................                 1,219,285
                                                                          --------------

    Net cash provided by operating activities.................                 1,810,212
                                                                          --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities........................................               (55,048,842)
Decrease in payable for securities acquired...................               (23,321,844)
Proceeds from sale of securities..............................               231,678,601
Proceeds from sale of interest rate agreement.................                   260,000
Principal payments on securities and mortgage loans...........                14,166,026
                                                                          --------------

    Net cash provided by investing activities.................               167,733,941
                                                                          --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase agreements...........................             1,960,972,986
Repayments of repurchase agreements...........................            (2,087,092,405)
                                                                          ---------------

    Net cash used in financing activities.....................              (126,119,419)
                                                                          ---------------

Net increase in cash and cash equivalents                                     43,424,734

Cash and cash equivalents at beginning of period..............                 3,542,209
                                                                          --------------

Cash and cash equivalents at end of period....................            $   46,966,943
                                                                          ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid...............................................            $    3,617,805
                                                                          ==============

  NONCASH FINANCING ACTIVITIES:
  Net change in unrealized gain on
    available-for-sale securities.............................            $       87,302
                                                                          ==============

                                See notes to financial statements.

LASER Mortgage Management, Inc.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2002 (UNAUDITED)

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

          In accordance with the Plan of Liquidation and Dissolution, on November 8, 2001, the Board of Directors filed a petition with the Delaware Court of Chancery for permission to make an initial distribution to stockholders of $3.00 per outstanding common share. On November 28, 2001, the Delaware Court of Chancery approved this initial distribution to stockholders. On December 28, 2001, a distribution of $3.00 per outstanding share of common stock was made to stockholders of record as of December 17, 2001. As of March 31, 2002, the estimated net realizable value of the Company's net assets in liquidation was $1.32 per share. After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining net assets in liquidation over the next three years with a final liquidating distribution to occur thereafter. The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses and income received, if any, from the pending litigation against Asset Securitization Corporation ("ASC"), Nomura Asset Capital Corporation ("Nomura Asset") and Nomura Securitization International, Inc. ("Nomura"), as well as other factors beyond the control of the Company.

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

          Basis of Presentation - As described above, stockholders approved the Plan of Liquidation and Dissolution of the Company on July 27, 2001. As a result, the Company adopted liquidation basis accounting effective July 28, 2001. Accordingly, the Company's assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, including an accrual for estimated expenses associated with the liquidation of the Company. Before the adoption of liquidation basis accounting, the Company operated as a continuing business and followed going concern basis accounting. Because substantially all of the existing assets and liabilities of the Company were carried at approximate fair value in accordance with generally accepted accounting principles ("GAAP"), the adoption of liquidation basis accounting did not have a material impact on the Company's financial statements other than requiring the Company to charge stockholders' equity for the reduction in the carrying value of securities to reflect their estimated net realizable value, the write-off of the remaining balance of prepaid expenses, and the reserve for estimated expenses associated with the liquidation of the Company. However, the valuation of assets and liabilities at their estimated net realizable values and estimated settlement amounts, respectively, necessarily requires estimates and assumptions. Changes in market conditions, actual costs associated with the liquidation, and other factors may affect the amounts ultimately realized or settled, and those amounts may differ, perhaps materially, from the carrying values on the Company's financial statements.

          The accompanying unaudited financial statements have been prepared on liquidation basis accounting and going concern basis accounting, as appropriate, in conformity with GAAP and the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in these financial statements. These unaudited interim financial statements, as of and for the periods ended March 31, 2002 should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for any interim period are not necessarily indicative of results that may be expected for a full year.

          A summary of the Company's significant accounting policies follows:

          Cash Equivalents - Cash equivalents consists of an overnight reverse repurchase agreement. The amount reported on the statements of net assets in liquidation represents the amount advanced under the agreement.

          Investments - The Company invested primarily in mortgage-backed securities and mortgage loans. The mortgage-backed securities included privately issued or U.S. government or agencies issued mortgage pass-through certificates, collateralized mortgage obligations and other securities representing interests in, or obligations backed by, pools of mortgage loans (collectively, "Mortgage Securities"). The Company also invested in other debt and equity securities (together with Mortgage Securities, "Securities"). The mortgage loans are secured by first or second liens on single-family residential, multi-family residential, commercial or other real property ("Mortgage Loans" and, together with Securities, "Investments").

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

          After the adoption of liquidation basis accounting, the Company's Investments are carried at estimated net realizable value on the statements of net assets in liquidation, with unrealized gains and losses reported on the statement of changes in net assets in liquidation.

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

          Interest Rate Agreement – The Company has followed an interest-rate risk-management strategy designed to protect against the adverse effects of major interest rate changes and used a derivative purchased interest rate cap agreement ("cap").

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

          Repurchase Agreements – The Company utilized repurchase agreements to finance most of its Investments. The repurchase agreements have been collateralized by certain of the Company's Investments and bear interest rates that generally move in close relation to the one-month London Interbank Offered Rate ("LIBOR"). The amount reported on the statements of net assets in liquidation represents the contractual amount to be repaid under such agreement.

          Reserve for Estimated Liquidation Costs – Under liquidation basis accounting, the Company is required to estimate and accrue the costs associated with the liquidation. The amount recorded in the statement of net assets in liquidation represents estimated professional fees and other expenses expected to be incurred in connection with liquidation activities and paid out over the course of the liquidation. The ultimate amount paid might vary significantly due to, among other things, the timing of the liquidation.

          Fair Value of Financial Instruments –The fair values of the Company's Investments were based on prices and valuations provided by dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. The carrying values of the cash equivalents, interest receivable and payable, the repurchase agreement and other financial assets and liabilities approximates their estimated fair value because of the short-term nature of these financial instruments. Estimated net realizable value approximates estimated fair value as presented in these financial statements.

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

          During January 2002, the Company sold all of the Mortgage Securities it owned as of December 31, 2001. The following table shows the Company's Mortgage Securities as of December 31, 2001:

                                     DECEMBER 31, 2001
                                           AGENCY
                                       FLOATING RATE
                                          MORTGAGE
                                         SECURITIES

     Current, principal amount         $14,854,868

     Unamortized discount                       --
     Unamortized premium                   217,674
                                         ---------

     Amortized cost                     15,072,542

     Gross unrealized gains                232,726
     Gross unrealized losses                    --
                                         ---------

     Estimated net realizable value    $15,305,268
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

          On October 23, 2000 the Company filed suit in the Southern District of New York against ASC, Nomura Asset and Nomura alleging that the defendants defrauded the Company into purchasing approximately $19.0 million worth of ASC securities by failing to disclose, among other things, that one of the largest loans in the mortgage pool was seriously troubled. The Company is seeking rescission of the purchase of the Securities. During the quarter ended December 31, 2000, the Company recognized the probable other-than-temporary impairment of those Securities by charging the statement of operations and crediting accumulated other comprehensive loss on the balance sheet for the aggregate cumulative loss of $(17,596,917); such recognition had no further impact on stockholders' equity from the time of the earlier increase in unrealized loss.

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

          At March 31, 2002 and December 31, 2001, the estimated net realizable value (and current principal amount) of the Company's Mortgage Loans amounted to $1,989,046 and $2,004,114, respectively.

4.	INTEREST RATE AGREEMENT CAP

          The Company used a cap, during 2000 and continuing into January 2001, to reduce the risk of rising interest rates on the cost of the short-term repurchase agreements used to finance its Investments.

          As a result of the reduction in interest rates in January 2001, the Company closed out the existing cap, with a notional amount of $100.0 million, for $260,000 in cash and recognized a net loss of $(120,000) in the statement of operations that is comprised of a realized loss of $(2,700,000) and an unrealized gain of $2,580,000 from the reversal of the unrealized loss on the cap at December 31, 2000 due to its sale. The Company purchased this cap for a premium of $2,960,000 during the second quarter of 2000. The cap agreement had a term of three years and provided for monthly payments of interest to the Company to the extent that the one-month LIBOR exceeded 6.54% as applied to the notional amount. By December 31, 2000, the Company had recorded an unrealized loss of $(2,580,000) in the statement of operations with respect to the cap to reflect its estimated fair value of $380,000 in the balance sheet at that time.

5.	REPURCHASE AGREEMENT

          At each of March 31, 2002 and December 31, 2001, the Company had a $2,028,000 repurchase agreement outstanding with a weighted average borrowing rate of 2.95% and 3.24%, respectively, and a remaining maturity of 29 days and 28 days, respectively. The associated accrued interest expense payable on the outstanding repurchase agreement amounted to $42,530 and $30,576 at March 31, 2002 and December 31, 2001, respectively. At March 31, 2002 and December 31, 2001, the repurchase agreement was collateralized by Investments that had an estimated net realizable value of approximately $1,989,000 and $2,004,000, respectively.

6.	RESERVE FOR ESTIMATED LIQUIDATION COSTS

          At the time of the adoption of liquidation basis accounting, the Company recorded $700,000 for estimated professional fees and other expenses anticipated over the course of the liquidation. At March 31, 2002 and December 31, 2001, the reserve for estimated liquidation costs amounted to $520,130 and $524,937, respectively. During the three months ended March 31, 2002, the Company paid $4,807 of liquidation costs.

7.	LOSS PER SHARE ("LPS")

          Basic LPS is computed by dividing the net loss attributable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted LPS considers the effect of all dilutive potential common shares that were outstanding during the period under the Company's Incentive Plan. Basic and diluted LPS for the three months ended March 31, 2001 was as follows:

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
                          =============                 ==========              =============

          For the three months ended March 31, 2001, there were no deferred common shares reserved for issuance and there were no outstanding options to purchase common shares of the Company.

8.	MANAGEMENT AGREEMENT

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

          Based upon this calculation, an incentive fee of $1,219,285 was accrued in the financial statements as of March 31, 2001 and subsequently paid to Mariner on May 1, 2001. Mariner was not entitled to receive any other fee upon the adoption of the Plan of Liquidation and Dissolution.

          In accordance with the terms of the management agreement, Mariner continued to receive its base management fee of $50,000 per month until the termination of the management agreement. During the three months ended March 31, 2001, the Company incurred base fees of $150,000.

          Upon the termination of the most recent management agreement on November 1, 2001, the Company became self managed and entered into employment agreements with William J. Michaelcheck, the President and Chief Executive Officer of the Company, and Charles R. Howe, II, the Vice President, Treasurer and Secretary of the Company, each at a salary of $10,000 per month. Messrs. Michaelcheck and Howe previously were responsible for managing the Company's portfolio at Mariner and continue to have significant responsibilities at Mariner. On November 1, 2001, the Company also entered into a support services agreement with Mariner Investment Group, Inc. ("Mariner Investment Group"), an affiliate of Mariner, under which Mariner Investment Group will provide the Company with office space and services, bookkeeping and accounting services and such other services as may be agreed upon from time to time by the Company and Mariner Investment Group for a fee of $30,000 per month. For the three months ended March 31, 2002, the Company incurred $60,000 and $90,000 of expenses under the employment agreements and support services agreement, respectively. The Compensation Committee is currently reviewing the support services agreement, and has discussed revising its terms and provisions in connection with the ongoing liquidation of the Company.

* * * * *

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the Company's financial statements as of andfor the three months ended March 31, 2002 and notes thereto and with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Forward-Looking Statements

          "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding the Company and its business, which are not historical facts, are "forward-looking statements" that involve risks and uncertainties. Risks and uncertainties, which could cause results to differ from those discussed in the forward-looking statements herein, are listed in the Company's Annual Report filed on Form 10-K and the Company's Definitive Proxy Statement filed pursuant to Schedule 14A.

General

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

Recent Developments

          The New York Stock Exchange ("NYSE") announced on May 15, 2002 that, as a consequence of the Company's adoption of the Plan of Liquidation and Distribution, the NYSE will take action to have the Company's common stock delisted and will suspend trading in the common stock on May 24, 2002. The Company will not challenge the NYSE's actions.

Changes in Net Assets in Liquidation for the Three Months Ended March 31, 2002

          Under liquidation basis accounting, net assets in liquidation increased by $0.1 million for the three months ended March 31, 2002 to $18.5 million. The Company's portfolio of interest earning assets, net of interest bearing liabilities, earned $0.2 million of net interest income. In addition, the Company recorded a net increase of $0.2 million from securities comprised primarily of a payment received on a security previously determined to be impaired. General and administrative expenses during that period amounted to $(0.3) million and consisted of $(0.1) million of fees paid pursuant to the support services agreement and $(0.2) million of professional fees, payroll and other expenses.

          During the three months ended March 31, 2002, a net $16.7 million of cash was generated from the Company's operating and investing activities, including $16.6 million of proceeds from sales of, and principal payments on, securities. At March 31, 2002, the balance of cash and cash equivalents amounted to $19.6 million.

Results of Operations for the Three Months Ended March 31, 2001

Net Loss Summary

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

Interest Income and Average Interest Earning Asset Yield

          Historically, the Company earned interest income primarily from its portfolio of investments and cash equivalents. The table below shows, for the three months ended March 31, 2001, the Company's average balance of cash equivalents, investments, the yields earned on each type of interest earning asset, the yield on average interest earning assets and total interest income.

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

          During the three months ended March 31, 2001, the Company reduced its portfolio of Mortgage Securities and Mortgage Derivatives and the leverage financing used to maintain the portfolio in connection with the liquidation or sale of the Company.

Interest Expense and the Average Cost of Funds

          Historically, the Company incurred interest expense primarily from borrowed funds under short-term repurchase agreements that financed most of its portfolio of investments. Interest expense is calculated in the same manner for tax and GAAP purposes. The Company generally has structured its borrowings to closely correlate the Company's cost of borrowed funds with changes in one-month LIBOR.

          The table below shows, for the three months ended March 31, 2001, the Company's average borrowed funds, interest expense and average cost of funds compared to average one and six-month LIBOR.

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

Interest Rate Agreement

          The Company has followed an interest-rate risk-management strategy designed to protect against the adverse effects of major interest rate changes and used a derivative purchased interest rate cap agreement ("cap").

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

          The Company did not enter into any other interest rate agreement during the three months ended March 31, 2001.

General and Administrative Expenses

          General and administrative expenses ("operating expense" or "G&A expense") consisted of management and incentive fees incurred to Mariner and professional and other expenses.

                                            G&A EXPENSE
                                       (dollars in thousands)
                                            Management   Incentive  Other G&A
                                               Fees         Fees     Expense    Total G&A Expense
For the three months ended:
March 31, 2001                                 $150         $1,219    $419            $1,788

Net Loss and Return on Average Stockholders' Equity

          Net loss was $(2.1) million for the three months ended March 31, 2001. Return on average stockholders' equity, on an actual basis, for the three months ended March 31, 2001 was (2.50)%.

          The table below shows, on an actual basis, for the three months ended March 31, 2001, the Company's net interest income, losses from investment activities, and G&A expense each as a percentage of average stockholders' equity, and the return on average stockholders' equity.

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

Distributions

          For the three months ended March 31, 2002 and March 31, 2001, the Company did not make any capital distributions or declare any dividends.

Financial Condition

Investments

          As of March 31, 2002 and December 31, 2001, the Company's portfolio (stated at estimated net realizable value) consisted of:

                                        AS OF MARCH 31, 2002                 AS OF DECEMBER 31, 2001
                                        --------------------                 -----------------------
                                   Dollar Amount                          Dollar Amount
            Securities             (In Millions)        Percentage        (In Millions)       Percentage
            ----------             -------------        ----------        -------------       ----------
Agency Certificates...........           $--                 --               $15.3              88.4%
Mortgage Loans................           2.0             100.0%                 2.0              11.6%
                                -------------------- ----------------- -------------------- ---------------
   Total......................          $2.0             100.0%               $17.3             100.0%
                                ==================== ================= ==================== ===============

          In January 2002, the Company disposed of all of its remaining Agency Certificates that it held on December 31, 2001 at their carrying value, pursuant to the Plan of Liquidation and Dissolution.

          The tables below summarize the Company's investments at March 31, 2002 and December 31, 2001.

                                                     SECURITIES
                                               (dollars in thousands)
                                                                                        Estimated
                                                                                           Net
                                                              Amortized                Realizable
                                                               Cost to     Estimated    Value to
                        Current                                Current        Net        Current     Weighted
                       Principal      Net       Amortized     Principal    Realizable   Principal    Average
                        Amount      Discount       Cost        Amount        Value       Amount    Life (Years)

March 31, 2002        $     --    $       --   $       --           --    $        --           --      --
December 31, 2001     $ 14,855    $      218   $   15,073     101.47%     $    15,305     103.03%       3.0

                                              MORTGAGE LOANS
                                          (dollars in thousands)

                                                       Estimated
                                                          Net
                              Current                  Realizable
                             Principal    Estimated     Value to    Weighted
                            Amount and       Net        Current      Average
                             Amortized    Realizable   Principal      Life
                               Cost         Value        Amount      (Years)

March 31, 2002             $ 1,989       $  1,989       100.00%         15.8
December 31, 2001          $ 2,004       $  2,004       100.00%         16.0

          The table below shows gross and net unrealized gains and (losses) on all securities in the Company's portfolio at March 31, 2002 and December 31, 2001 (stated at estimated net realizable value).

                                          UNREALIZED GAINS AND LOSSES
                                             (dollars in thousands)
                                                           AT MARCH 31, 2002            AT DECEMBER 31, 2001
                                                           -----------------            --------------------
Unrealized Gain                                              $           --               $          233
Unrealized Loss                                                          --                           --
                                                             --------------               --------------
Net Unrealized Loss                                          $           --               $          233
                                                             ==============               ==============
Net Unrealized Gain as % of  Investments
  Principal Amount                                                    --                           1.38%
Net Unrealized Gain as % of Investments Amortized Cost                --                           1.36%

Liquidity and Capital Resources

          Liquidity measures the Company's ability to turn non-cash assets into cash during the liquidation period to satisfy its commitments to repay existing borrowings, to pay ongoing general and administrative expenses including estimated costs of liquidation, and to make distributions to stockholders. During the three months ended March 31, 2002, primarily from the sales of securities, a net $16.7 million of cash was added to the Company's cash balances. At March 31, 2002, the balance of cash and cash equivalents amounted to $19.6 million. The Company will continue to generate liquidity through Mortgage Loan principal repayments and net earnings held prior to distribution to stockholders. The Company believes that its cash on hand and earnings from its investments in Mortgage Loans will be adequate to support the Company and pay its obligations during the liquidation period.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk

          Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk exposure that the Company has been subject to is the movement in interest rates with respect to its portfolio of Mortgage Securities, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of interest rates can affect, among other things, the spread between the Company's interest-earning assets and interest-bearing liabilities and the value of the Company's Mortgage Securities. The Company further mitigated this exposure in January 2002 through the sale of all of the Company's remaining adjustable rate Agency Certificates at their December 31, 2001 value, leaving only a pool of fixed rate single-family conventional mortgage whole loans in its portfolio. The remaining mortgage whole loans provide for an aggregate fixed contract rate of approximately 10%, are fully amortizing, have a weighted average maturity of approximately 16 years and a remaining principal balance of $2.0 million. Declining interest rates would generally increase the value of these mortgage whole loans while concurrently increasing the potential for prepayment; increasing interest rates would generally have the converse effects. However, no significant prepayment activity has occurred in the current low interest rate environment with regard to these mortgage whole loans. Although these mortgage whole loans are subject to interest rate risk and prepayment risk, the Company believes that these risks will not create a significant impact on the overall value of the mortgage whole loans.

          Additionally, the Company is exposed to interest rate risk as an investor in an overnight reverse repurchase agreement and as a borrower under a short-term repurchase agreement that matures monthly. Due to their short term maturities, the interest rate risk to the Company is not significant.

          Finally, the Company is a party to certain other financial instruments, including interest receivable and payable, accounts payable and other accrued expenses that are not interest rate sensitive.

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

Item 5   Other Information

          On May 15, 2002, the Company announced that as a consequence of the adoption of a plan of liquidation, the NYSE will take action to have the Company's common stock delisted and will suspend trading in the common stock on May 24, 2002. The Company will not challenge the NYSE's actions.

Item 6   Exhibits and Reports on Form 8-K

          (a) Exhibits

          See Exhibit Index.

          (b) Reports

          None.

SIGNATURES

          Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002	LASER MORTGAGE MANAGEMENT, INC. By /s/ Charles R. Howe, II Charles R. Howe II Vice President, Chief Financial Officer and Treasurer (principal accounting officer) (authorized officer of registrant)

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1	The Articles of Merger (Incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q dated June 30, 2001.)

2.2	The Certificate of Ownership and Merger (Incorporated by reference to Exhibit 2.2 to Registrant's Quarterly Report on Form 10-Q dated June 30, 2001.)

2.3	Plan of Liquidation and Dissolution of LASER Mortgage Management, Inc. (Incorporated by reference to Exhibit 2.3 to Registrant's Quarterly Report on Form 10-Q dated June 30, 2001.)

3.1	Restated Certificate of Incorporation of LASER Mortgage Management, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q dated June 30, 2001.)

3.2	Bylaws of LASER Mortgage Management, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q dated June 30, 2001.)

10.1	Form of Indemnification Agreement between the Registrant and each of Ronald J. Artinian, Mark Hobbs, Arthur House, Jonathan Ilany, William J. Michaelcheck, Charles R. Howe, II, Thomas Arleo, A. George Kallop, William Petersen, and Dennis Winter (Incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K dated December 31, 2001.)

99.1	Certificate of Dissolution (Incorporated by reference to Exhibit 99.1 to Registrant's Quarterly Report on Form 10-Q dated September 30, 2001.)