Form 10-Q
period 2002-06-30
LASER MORTGAGE MANAGEMENT INC
filed 2002-08-13
CIK 1046099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2002

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

Yes  X        No  ____

           Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date: 14,038,983 shares of common stock, $0.001 par value, outstanding as of August 1, 2002.

LASER MORTGAGE MANAGEMENT, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

PART II. OTHER INFORMATION	19
Item 1. Legal Proceedings	19
Item 6. Exhibits and Reports on Form 8-K	19

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

LASER Mortgage Management, Inc.

----------------------------------------------------------------------------------------------------
                                                                            AS OF
STATEMENT OF NET ASSETS IN LIQUIDATION                       JUNE 30, 2002         DECEMBER 31, 2001
(LIQUIDATION BASIS)                                          (UNAUDITED)
----------------------------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents..................................  $    19,464,581         $     2,960,185
Investment in securities...................................               --              15,305,268
Investment in mortgage loans...............................               --               2,004,114
Interest and principal paydowns receivable.................            3,096               1,649,692
                                                             ---------------         ---------------

  Total assets.............................................       19,467,677              21,919,259
                                                             ---------------         ---------------

LIABILITIES

Liabilities:
  Repurchase agreement.....................................               --               2,028,000
  Accrued interest payable.................................               --                  30,576
  Accounts payable and accrued expenses....................          472,862                 892,513
  Reserve for estimated liquidation costs..................          505,119                 524,937
                                                             ---------------         ---------------

  Total liabilities........................................          977,981               3,476,026
                                                             ---------------         ---------------

  Net assets in liquidation................................  $    18,489,696         $    18,443,233
                                                             ===============         ===============

See notes to financial statements.

LASER Mortgage Management, Inc.

----------------------------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION                          FOR THE
(LIQUIDATION BASIS) (UNAUDITED)                                   THREE                    SIX
                                                               MONTHS ENDED           MONTHS ENDED
                                                              JUNE 30, 2002           JUNE 30, 2002
----------------------------------------------------------------------------------------------------

Interest income:
  Securities and mortgage loans............................  $        43,981         $       174,757
  Cash and cash equivalents................................           84,602                 148,446
                                                             ---------------         ---------------
    Total interest income..................................          128,583                 323,203

Interest expense:
  Repurchase agreement.....................................            7,708                  19,662
                                                             ---------------         ---------------

Net interest income........................................          120,875                 303,541

Net gain on securities.....................................           78,202                 245,352

General and administrative expenses........................          229,785                 502,430
                                                             ---------------         ---------------

Net (decrease) increase in net assets in liquidation
from operating activities..................................          (30,708)                 46,463

Net assets in liquidation at beginning of period...........       18,520,404              18,443,233
                                                             ---------------         ---------------

Net assets in liquidation at end of period.................  $    18,489,696         $    18,489,696
                                                             ===============         ===============

See notes to financial statements.

LASER Mortgage Management, Inc.

----------------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS                                                    FOR THE
AND COMPREHENSIVE INCOME                                    THREE MONTHS ENDED       SIX MONTHS ENDED
(GOING CONCERN BASIS) (UNAUDITED)                             JUNE 30, 2001            JUNE 30, 2001
----------------------------------------------------------------------------------------------------
Interest income:
  Securities and mortgage loans............................  $     1,658,776         $     6,758,202
  Cash and cash equivalents................................          253,838                 462,426
                                                             ---------------         ---------------
    Total interest income..................................        1,912,614               7,220,628

Interest expense:
  Repurchase agreements....................................          702,967               3,907,134
                                                             ---------------         ---------------

Net interest income........................................        1,209,647               3,313,494

Net realized loss on sale of securities....................       (1,900,461)             (4,194,146)

Net loss on interest rate agreement........................               --                (120,000)

General and administrative expenses........................          569,606               2,357,164
                                                             ---------------         ---------------

Net loss...................................................  $    (1,260,420)        $    (3,357,816)
                                                             ---------------         ---------------

Other comprehensive income:
  Unrealized net loss on securities:
  Unrealized holding loss arising during period............         (870,262)             (3,076,645)
  Add: reclassification adjustment for net realized loss
       included in net loss................................        1,900,461               4,194,146
                                                             ---------------         ---------------
  Other comprehensive income...............................        1,030,199               1,117,501
                                                             ---------------         ---------------
Comprehensive loss.........................................  $      (230,221)        $    (2,240,315)
                                                             ===============         ===============

Net loss per share:
  Basic....................................................  $         (0.09)        $         (0.24)
                                                             ===============         ===============

  Diluted..................................................  $         (0.09)        $         (0.24)
                                                             ===============         ===============

Weighted average number of shares outstanding:
  Basic....................................................       14,038,983              14,038,983
                                                             ===============         ===============

  Diluted..................................................       14,038,983              14,038,983
                                                             ===============         ===============

See notes to financial statements.

LASER Mortgage Management, Inc.

----------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS                                                    FOR THE
(LIQUIDATION BASIS) (UNAUDITED)                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30, 2002           JUNE 30, 2002
----------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
Net (decrease) increase in net assets in liquidation from
operating activities.......................................  $       (30,708)        $        46,463
Adjustments to reconcile net (decrease) increase in net
assets in liquidation from operating activities to net
cash used in operating activities:
Amortization of mortgage premiums..........................               --                  (8,766)
Net loss on securities.....................................               --                  33,614
Decrease in interest receivable............................              822                 315,182
Decrease in accrued interest payable.......................          (42,530)                (30,576)
Decrease in accounts payable and accrued expenses..........          (27,417)               (419,651)
Decrease in reserve for estimated liquidation costs........          (15,011)                (19,818)
                                                             ---------------         ---------------

Net cash used in operating activities......................         (114,844)                (83,552)
                                                             ---------------         ---------------

Cash Flows From Investing Activities
Proceeds from sale of securities...........................        1,677,563              16,105,648
Principal payments on securities and mortgage loans........          311,483               2,510,300
                                                             ---------------         ---------------

Net cash provided by investing activities..................        1,989,046              18,615,948
                                                             ---------------         ---------------

Cash Flows From Financing Activities
Repayment of repurchase agreement..........................       (2,028,000)             (2,028,000)
                                                             ---------------         ---------------

Net (decrease) increase in cash and cash equivalents.......         (153,798)             16,504,396

Cash and cash equivalents at beginning of period...........       19,618,379               2,960,185
                                                             ---------------         ---------------

Cash and cash equivalents at end of period.................  $    19,464,581         $    19,464,581
                                                             ===============         ===============

Supplemental Disclosure Of Cash Flow Information:
  Interest paid............................................  $       (50,238)        $       (50,238)
                                                             ===============         ===============

See notes to financial statements

LASER Mortgage Management, Inc.

----------------------------------------------------------------------------------------------------
                                                                            FOR THE
STATEMENTS OF CASH FLOWS                                    THREE MONTHS ENDED       SIX MONTHS ENDED
(GOING CONCERN BASIS) (UNAUDITED)                              JUNE 30, 2001           JUNE 30, 2001
----------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
Net loss...................................................  $    (1,260,420)        $    (3,357,816)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Amortization of mortgage premiums and discounts, net.....           23,229                (179,179)
  Net realized loss on sale of securities and interest
    rate agreement.........................................        1,900,461               6,894,146
  Unrealized gain on interest rate agreement...............               --              (2,580,000)
Change in assets and liabilities:
  Decrease in interest and principal paydowns receivable...        1,244,646               1,956,908
  Decrease in prepaid expenses.............................          136,530                 273,060
  Increase (decrease) in accrued interest payable..........          402,641                 (10,997)
  Increase in accounts payable and accrued expenses........            7,855                  49,747
  Decrease in payable to manager...........................       (1,219,285)                     --
                                                             ---------------         ---------------

  Net cash provided by operating activities................        1,235,657               3,045,869
                                                             ---------------         ---------------

Cash Flows From Investing Activities
Purchase of securities.....................................               --             (55,048,842)
Decrease in payable for securities acquired................               --             (23,321,844)
Proceeds from sale of securities...........................       24,304,131             255,982,732
Proceeds from sale of interest rate agreement..............               --                 260,000
Principal payments on securities and mortgage loans........       13,108,306              27,274,332
                                                             ---------------         ---------------

  Net cash provided by investing activities................       37,412,437             205,146,378
                                                             ---------------         ---------------

Cash Flows From Financing Activities
Proceeds from repurchase agreements........................               --           1,960,972,986
Repayments of repurchase agreements........................      (67,366,005)         (2,154,458,410)
                                                             ---------------         ---------------

Net cash used in financing activities......................      (67,366,005)           (193,485,424)
                                                             ---------------         ---------------

Net (decrease) increase in cash and cash equivalents.......      (28,717,911)             14,706,823

Cash and cash equivalents at beginning of period...........       46,966,943              3,542,209
                                                             ---------------         ---------------

Cash and cash equivalents at end of period.................  $    18,249,032         $    18,249,032
                                                             ===============         ===============

Supplemental Disclosure Of Cash Flow Information:
  Interest paid............................................  $      (300,326)        $    (3,918,131)
                                                             ===============         ===============

  Noncash financing activities:
  Net change in unrealized gain on
    available-for-sale securities..........................  $     1,030,199         $     1,117,501
                                                             ===============         ===============

See notes to financial statements

LASER Mortgage Management Inc.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 (UNAUDITED)

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

           In accordance with the Plan of Liquidation and Dissolution, on November 8, 2001, the Board of Directors filed a petition with the Delaware Court of Chancery for permission to make an initial distribution to stockholders of $3.00 per outstanding common share. On November 28, 2001, the Delaware Court of Chancery approved this initial distribution to stockholders. On December 28, 2001, a distribution of $3.00 per outstanding share of common stock was made to stockholders of record as of December 17, 2001. As of June 30, 2002, the estimated net realizable value of the Company's net assets in liquidation was $1.32 per share. After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining net assets in liquidation over the next two years with a final liquidating distribution to occur thereafter. The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses and income received, if any, from the pending litigation against Asset Securitization Corporation ("ASC"), Nomura Asset Capital Corporation ("Nomura Asset") and Nomura Securitization International, Inc. ("Nomura"), as well as other factors beyond the control of the Company.

           The Company was organized to create and manage an investment portfolio of primarily mortgage-backed securities and mortgage loans that, in combination with financing and hedging activities, would generate income for distribution to its stockholders while preserving the Company's capital base. At its inception, the Company elected to be taxed as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its short taxable year ended December 31, 1997. The Company qualified as a REIT for the taxable years ended December 31, 1997 through 2001. The Company does not expect to qualify as a REIT for the year beginning January 1, 2002, or thereafter.

           Basis of Presentation - As described above, stockholders approved the Plan of Liquidation and Dissolution of the Company on July 27, 2001. As a result, the Company adopted liquidation basis accounting effective July 28, 2001. Accordingly, the Company's assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, including an accrual for estimated expenses associated with the liquidation of the Company. Before the adoption of liquidation basis accounting, the Company operated as a continuing business and followed going concern basis accounting. Because substantially all of the existing assets and liabilities of the Company were carried at approximate fair value in accordance with generally accepted accounting principles ("GAAP"), the adoption of liquidation basis accounting did not have a material impact on the Company's financial statements other than requiring the Company to charge stockholders' equity for the reduction in the carrying value of securities to reflect their estimated net realizable value, the write-off of the remaining balance of prepaid expenses, and the reserve for estimated expenses associated with the liquidation of the Company. However, the valuation of assets and liabilities at their estimated net realizable values and estimated settlement amounts, respectively, necessarily requires estimates and assumptions. Changes in market conditions, actual costs associated with the liquidation, and other factors may affect the amounts ultimately realized or settled, and those amounts may differ, perhaps materially, from the carrying values on the Company's financial statements. As discussed previously, the Company was a wholly-owned subsidiary of LASER Maryland from May 1, 2001 until July 31, 2001 and became the successor by merger to LASER Maryland on that date. Consequently, the statements of operations and cash flows for the three and six months ended June 30, 2001 are presented on a consolidated basis.

           The accompanying unaudited financial statements have been prepared on liquidation basis accounting and going concern basis accounting, as appropriate, in conformity with GAAP and the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in these financial statements. These unaudited interim financial statements, as of and for the periods ended June 30, 2002 should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for any interim period are not necessarily indicative of results that may be expected for a full year.

           A summary of the Company's significant accounting policies follows:

           Cash Equivalents - Cash equivalents consists of an overnight reverse repurchase agreement. The amount reported on the statements of net assets in liquidation represents the amount advanced under the agreement.

           Investments - The Company invested primarily in mortgage-backed securities and mortgage loans. The mortgage-backed securities included privately issued or U.S. government or agencies issued mortgage pass-through certificates, collateralized mortgage obligations and other securities representing interests in, or obligations backed by, pools of mortgage loans (collectively, "Mortgage Securities"). The mortgage loans were secured by first or second liens on single-family residential, multi-family residential, commercial or other real property ("Mortgage Loans," and together with Mortgage Securities, "Mortgage Assets"). The Company also invested in other debt and equity securities (together with Mortgage Securities, "Securities," and together with Mortgage Assets, "Investments").

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

           After the adoption of liquidation basis accounting, the Company's Investments are carried at estimated net realizable value on the statements of net assets in liquidation, with unrealized gains and losses reported on the statements of changes in net assets in liquidation.

           The Company's Mortgage Loans were carried at estimated net realizable value on the statements of net assets in liquidation, with unrealized gains and losses reported on the statements of changes in net assets in liquidation. Before the adoption of liquidation basis accounting, the Company's Mortgage Loans were carried on the balance sheet at their unpaid principal balance, net of unamortized discount or premium.

           Interest income is accrued based on the outstanding principal or notional amount of the Investments and cash equivalents and their contractual terms. Premiums and discounts associated with the purchase of the Investments are amortized into interest income over the lives of the Investments using the effective yield method.

           Realized gains and losses on Investment transactions are determined on the specific identification basis and have been recorded on the statements of changes in net assets in liquidation or the statements of operations, as appropriate.

           Interest Rate Agreement - The Company followed an interest-rate risk-management strategy designed to protect against the adverse effects of major interest rate changes and used a derivative purchased interest rate cap agreement ("cap").

           A cap is a contractual agreement for which the Company pays an initial premium in return for subsequent cash flows to the Company to the extent that a specific interest rate index exceeds the contractual fixed rate, applied to a notional amount. The amount of the risk of loss on a cap is the premium paid. The cap was recorded and carried at estimated fair value with changes in fair value reported on the statements of operations. Interest payments received were recorded as a component of net interest income on the statements of operations.

           Repurchase Agreements - The Company utilized repurchase agreements to finance most of its Investments. The repurchase agreements have been collateralized by certain of the Company's Investments and bear interest rates that generally move in close relation to the one-month London Interbank Offered Rate ("LIBOR"). The amount reported on the statements of net assets in liquidation represented the contractual amount to be repaid under such agreement.

           Reserve for Estimated Liquidation Costs - Under liquidation basis accounting, the Company is required to estimate and accrue the costs associated with the liquidation. The amount recorded in the statements of net assets in liquidation represents estimated professional fees and other expenses expected to be incurred in connection with liquidation activities and paid out over the course of the liquidation. The ultimate amount paid might vary significantly due to, among other things, the timing of the liquidation.

           Fair Value of Financial Instruments - The fair values of the Company's Investments were based on prices and valuations provided by dealers who make markets in these financial instruments. The fair values reported reflected estimates and were not necessarily indicative of the amounts the Company could have realized in a current market exchange. The carrying values of cash equivalents, interest and principal paydowns receivable, accrued interest payable, the repurchase agreement and other financial liabilities approximated their estimated fair value because of the short-term nature of these financial instruments. Estimated net realizable value approximates estimated fair value as presented in these financial statements.

           Income Taxes - At its inception, the Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 1997. As such, the Company generally has been entitled to a deduction for all dividends it paid to its stockholders for a taxable year. As a result, the Company has not been subject to federal income taxation with respect to its distributed income. Qualification as a REIT requires that the Company satisfy a number of asset, income and distribution tests. The Company qualified as a REIT for the taxable years for the years ended December 31, 1997 through 2001. The Company does not expect to qualify as a REIT for the year beginning January 1, 2002, or thereafter.

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

2.       MORTGAGE SECURITIES

           During January 2002, the Company sold all of the Mortgage Securities it owned as of December 31, 2001. The following table shows the Company's Mortgage Securities as of December 31, 2001:

                                                         AGENCY
                                                     FLOATING RATE
                                                        MORTGAGE
                                                       SECURITIES

                    Current principal amount          $14,854,868

                    Unamortized discount                       --
                    Unamortized premium                   217,674
                                                       ----------

                    Amortized cost                     15,072,542

                    Gross unrealized gains                232,726
                    Gross unrealized losses                    --
                                                       ----------

                    Estimated net realizable value    $15,305,268
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

3.       MORTGAGE LOANS

           During May 2002, the Company sold all of the remaining Mortgage Loans it owned at their estimated net realizable value of $1,677,563. At December 31, 2001, the estimated net realizable value (and current principal amount) of the Company's Mortgage Loans amounted to $2,004,114.

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

5.       REPURCHASE AGREEMENT

           During May 2002, the Company repaid its outstanding repurchase agreement of $2,028,000 and the related accrued interest of $50,238. At December 31, 2001, the Company had a $2,028,000 repurchase agreement outstanding with a weighted average borrowing rate of 3.24% and a remaining maturity of 28 days. The associated accrued interest expense payable on the outstanding repurchase agreement amounted to $30,576 at December 31, 2001. At December 31, 2001, the repurchase agreement was collateralized by Investments that had an estimated net realizable value of approximately $2,004,000.

6.       RESERVE FOR ESTIMATED LIQUIDATION COSTS

           At the time of the adoption of liquidation basis accounting, the Company recorded $700,000 for estimated professional fees and other expenses anticipated over the course of the liquidation. At June 30, 2002 and December 31, 2001, the reserve for estimated liquidation costs amounted to $505,119 and $524,937, respectively. During the three and six months ended June 30, 2002, the Company paid $15,011 and $19,818, respectively, of liquidation costs.

7.       LOSS PER SHARE ("LPS")

           Basic LPS is computed by dividing the net loss attributable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted LPS considers the effect of all dilutive potential common shares that were outstanding during the period under the Company's stock incentive plan. Basic and diluted LPS for the three and six months ended June 30, 2001 was as follows:

                                     For the Three Months Ended
                                           June 30, 2001

                       Net Loss               Shares              Per-share
                     (Numerator)           (Denominator)            Amount

Basic LPS           $ (1,260,420)            14,038,983          $      (0.09)
                    ============             ==========          ============

Diluted LPS         $ (1,260,420)            14,038,983          $      (0.09)
                    ============             ==========          ============

                                      For the Six Months Ended
                                           June 30, 2001

                       Net Loss               Shares              Per-share
                     (Numerator)           (Denominator)            Amount

Basic LPS           $ (3,357,816)            14,038,983          $      (0.24)
                    ============             ==========          ============

Diluted LPS         $ (3,357,816)            14,038,983          $      (0.24)
                    ============             ==========          ============

           For the three and six months ended June 30, 2001, there were no deferred common shares reserved for issuance and there were no outstanding options to purchase common shares of the Company.

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

           In accordance with the terms of the management agreement, Mariner continued to receive its base management fee of $50,000 per month until the termination of the management agreement. During the three and six months ended June 30, 2001, the Company incurred base fees of $150,000 and $300,000, respectively.

           Upon the termination of the most recent management agreement on November 1, 2001, the Company became self managed and entered into employment agreements with William J. Michaelcheck, the President and Chief Executive Officer of the Company, and Charles R. Howe, II, the Vice President, Treasurer and Secretary of the Company, each at a salary of $10,000 per month. Messrs. Michaelcheck and Howe previously were responsible for managing the Company's portfolio at Mariner and continue to have significant responsibilities at Mariner. On November 1, 2001, the Company also entered into a support services agreement with Mariner Investment Group, Inc. ("Mariner Investment Group"), an affiliate of Mariner, under which Mariner Investment Group provides the Company with office space and services, bookkeeping and accounting services and such other services as may be agreed upon from time to time by the Company and Mariner Investment Group for a fee of $30,000 per month. For the three and six months ended June 30, 2002, the Company incurred $60,000 and $120,000, respectively, of expenses under the employment agreements and $90,000 and $180,000, respectively, of expenses under the support services agreement. The Compensation Committee continues to review the support services agreement and the employment arrangements with Messrs. Michaelcheck and Howe in connection with the ongoing liquidation of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           The following discussion should be read in conjunction with the Company's financial statements as of and for the three and six months ended June 30, 2002 and notes thereto and with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. References herein to "LASER" or the "Company" include LASER Mortgage Management, Inc., a Maryland corporation, prior to the date of the Reincorporation described in Note 1 to the Notes to Financial Statements included as part of Item 1.

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

General

           As of June 30, 2002, the Company has liquidated all of its Mortgage Assets pursuant to the Plan of Liquidation and Dissolution, thereby minimizing substantially the risk of loss on the Company's net assets in liquidation. However, the valuation of assets and liabilities at their estimated net realizable values and estimated settlement amounts, respectively, necessarily requires estimates and assumptions. Actual costs associated with the liquidation and other factors may affect the amounts ultimately realized or settled, and those amounts may differ, perhaps materially, from the carrying values on the Company's financial statements.

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

           At its inception, the Company elected to be taxed for federal income tax purposes as a REIT under the Code. In order to qualify as a REIT, the Company must satisfy a number of asset, income and distribution tests, including the requirement that 75% of its gross income be derived from real estate sources. The Company does not expect to qualify as a REIT for the year beginning January 2002 because less than 75% of the Company's gross income for the 2002 taxable year is expected to be derived from real estate sources.

           The New York Stock Exchange ("NYSE") announced on May 15, 2002 that, as a consequence of the Company's adoption of the Plan of Liquidation and Distribution, it would take action to delist the Company's common stock. The Company did not challenge the NYSE's actions and the NYSE suspended trading in the common stock on May 24, 2002.

Changes in Net Assets in Liquidation for the Three and Six Months Ended June 30, 2002

           Under liquidation basis accounting, net assets in liquidation amounted to $18.5 million at June 30, 2002 and were essentially unchanged for the three and six months then ended. The Company's portfolio of interest earning assets, net of interest bearing liabilities, earned $0.1 million and $0.3 million, respectively, of net interest income. In addition, the Company recorded a net increase of $0.1 million and $0.2 million, respectively, from securities comprised primarily of payments received on a security previously determined to be impaired. General and administrative expenses during these periods amounted to $(0.2) million and $(0.5) million, respectively, and consisted of $(0.1) million and $(0.2) million, respectively, of fees paid pursuant to the support services agreement and $(0.1) million and $(0.3) million, respectively, of professional fees, payroll and other expenses.

           During the three and six months ended June 30, 2002, net cash of $1.9 million and $18.5 million, respectively, was generated from the Company's operating and investing activities, including $2.0 million and $18.6 million, respectively, of proceeds from sales of, and principal payments on, securities. At June 30, 2002, the balance of cash and cash equivalents amounted to $19.5 million.

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

Interest Income and Average Interest Earning Asset Yield

           Historically, the Company earned interest income primarily from its portfolio of investments and cash equivalents. The table below shows, for the three and six months ended June 30, 2001, the Company's average balance of cash equivalents, investments, the yields earned on each type of interest earning asset, the yield on average interest earning assets and total interest income.

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

           During the three and six months ended June 30, 2001, the Company reduced its portfolio of Mortgage Securities and Mortgage Derivatives and the leverage financing used to maintain the portfolio in contemplation of a liquidation or sale of the Company.

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

           The table below shows, for the three and six months ended June 30, 2001, the Company's average borrowed funds, interest expense and average cost of funds compared to average one and six-month LIBOR.

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

Interest Rate Agreement

           The Company followed an interest-rate risk-management strategy designed to protect against the adverse effects of major interest rate changes and used a derivative purchased interest rate cap agreement ("cap").

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

           The Company did not enter into any other interest rate agreement during the three and six months ended June 30, 2001.

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

Net Loss and Return on Average Stockholders' Equity

           Net loss was $(1.3) million and $(3.4) million for the three and six months ended June 30, 2001, respectively. Return on average stockholders' equity, on an actual basis, for the three and six months ended June 30, 2001 was (1.97)% and (5.14)%, respectively.

           The table below shows, on an actual basis, for the three and six months ended June 30, 2001 the Company's net interest income, losses from investment activities and G&A expense each as a percentage of average stockholders' equity, and the return on average stockholders' equity.

                           COMPONENTS OF RETURN ON AVERAGE STOCKHOLDERS' EQUITY

                                                                                             Return on
                                                          Losses from                         Average
                                       Net Interest       Investment                       Stockholders'
                                          Income          Activities       G&A Expense        Equity

For the three months ended:
June 30, 2001                              1.90%            (2.98)%           0.89%           (1.97)%
For the six months ended:
June 30, 2001                              5.07%            (6.60)%           3.61%           (5.14)%

Distributions

           For the three and six months ended June 30, 2002 and 2001, the Company did not make any capital distributions or declare any dividends.

Financial Condition

           Investments

           During the six months ended June 30, 2002, the Company disposed of all of its remaining Mortgage Securities and Mortgage Loans that it held on December 31, 2001 at their carrying values, pursuant to the Plan of Liquidation and Dissolution. As of December 31, 2001, the Company's portfolio (stated at estimated net realizable value) consisted of:

                                           As of December 31, 2001
                                           -----------------------
                                        Dollar Amount
            Securities                  (in millions)       Percentage
            ----------                  -------------       ----------
Agency Certificates................         $15.3              88.4%
Mortgage Loans.....................           2.0              11.6%
                                     -------------------- ---------------
   Total...........................         $17.3             100.0%
                                     ==================== ===============

           The tables below summarize the Company's investments at December 31, 2001.

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

                                                   MORTGAGE LOANS
                                               (dollars in thousands)

                                                       Estimated
                                                          Net
                              Current                 Realizable
                             Principal    Estimated    Value to
                            Amount and       Net        Current     Weighted
                             Amortized    Realizable   Principal    Average
                               Cost         Value       Amount    Life (Years)

December 31, 2001          $ 2,004       $  2,004       100.00%        16.0

           The table below shows gross and net unrealized gains and (losses) on all securities in the Company's portfolio at December 31, 2001 (stated at estimated net realizable value).

                           UNREALIZED GAINS AND LOSSES
                             (dollars in thousands)

                                                          At December 31, 2001
                                                          --------------------
Unrealized Gain                                              $          233
Unrealized Loss                                                          --
                                                             --------------
Net Unrealized Gain                                          $          233
                                                             ==============
Net Unrealized Gain as % of  Investments
  Principal Amount                                                     1.38%
Net Unrealized Gain as % of Investments
  Amortized Cost                                                       1.36%

Liquidity and Capital Resources

           Liquidity measures the Company's ability to turn non-cash assets into cash during the liquidation period to satisfy its commitments to repay existing borrowings, to pay ongoing general and administrative expenses including estimated costs of liquidation, and to make distributions to stockholders. As of June 30, 2002, all of the Company's non-cash assets were converted into cash. At June 30, 2002, the balance of cash and cash equivalents amounted to $19.5 million. The Company will continue to generate liquidity through net earnings held prior to distribution to stockholders. The Company believes that its cash on hand and earnings from its cash equivalents will be adequate to support the Company and pay its obligations during the liquidation period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

           Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk exposure that the Company had been subject to is the movement in interest rates with respect to its portfolio of Mortgage Assets, which were highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. As a result of the sales of all of the remaining Mortgage Assets during the six months ended June 30, 2002, the Company's market risk with respect to its portfolio of Mortgage Assets has been eliminated.

           The Company is exposed to interest rate risk as an investor in an overnight reverse repurchase agreement. Due to the short-term maturity, the interest rate risk to the Company is not significant.

           Additionally, the Company is a party to certain other financial instruments, including interest receivable, accounts payable and other accrued expenses that are not interest rate sensitive.

PART II. OTHER INFORMATION

           References in this Part II to "LASER" or the "Company" include LASER Mortgage Management, Inc., a Maryland corporation, prior to the date of the reincorporation described in Note 1 to the Notes to Financial Statements included as part of Item 1.

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

Dated: August 12, 2002	LASER MORTGAGE MANAGEMENT, INC. By: /s/ Charles R. Howe, II Charles R. Howe, II Chief Financial Officer (principal accounting officer) (authorized officer of registrant)

CERTIFICATION

           I, William J. Michaelcheck, Chief Executive Officer of LASER Mortgage Management, Inc. (the "Company"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

           1.          The Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

           2.          The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

           Date: August 13, 2002

/s/ William J. Michaelcheck William J. Michaelcheck Chief Executive Officer, Chairman and Director

CERTIFICATION

           I, Charles R. Howe, II, Chief Financial Officer of LASER Mortgage Management, Inc. (the "Company"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

           1.          The Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

           2.          The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

           Date: August 12, 2002.

/s/ Charles R. Howe, II Charles R. Howe, II Vice President, Chief Financial Officer and Treasurer

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