Form 10-Q
period 2002-09-30
LASER MORTGAGE MANAGEMENT INC
filed 2002-11-14
CIK 1046099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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

c/o Mariner Investment Group, Inc.
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

Yes   X  No ____

           Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date: 14,038,983 shares of common stock, $0.001 par value, outstanding as of November 1, 2002.

LASER MORTGAGE MANAGEMENT, INC.

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION	21

Item 1. Item 6.	Legal Proceedings Exhibits and Reports on Form 8-K	21 21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LASER Mortgage Management, Inc.

                                                                              As of
Statements of Net Assets in Liquidation                    September 30, 2002      December 31, 2001
(Liquidation Basis)                                            (Unaudited)

Assets
Cash and cash equivalents                               $     19,229,752           $   2,960,185
Investment in securities                                              --              15,305,268
Investment in mortgage loans                                          --               2,004,114
Interest and principal paydowns receivable                         1,019               1,649,692
                                                        --------------------    --------------------

            Total assets                                      19,230,771              21,919,259
                                                        --------------------    --------------------

Liabilities
Repurchase agreements                                                 --               2,028,000
Accrued interest payable                                              --                  30,576
Accounts payable and accrued expenses                            324,970                 892,513
Reserve for estimated liquidation costs                          482,685                 524,937
                                                        --------------------    --------------------

            Total liabilities                                    807,655               3,476,026
                                                        --------------------    --------------------

            Net assets in liquidation                   $     18,423,116           $  18,443,233
                                                        ====================    ====================

See notes to financial statements.

LASER Mortgage Management, Inc.

Statements of Changes in Net Assets in                        For The                        For The Period
 Liquidation                                 Three Months Ended     Nine Months Ended     July 28, 2001 Through
(Liquidation Basis) (Unaudited)              September 30, 2002     September 30, 2002     September 30, 2001

Interest Income:
  Securities and mortgage loans              $         --             $   174,757            $  874,620
  Cash and cash equivalents                        83,737                 232,183               115,120
                                             -------------------     ---------------       -------------------

            Total interest income                  83,737                 406,940               989,740

Interest expense:
  Repurchase agreements                                --                  19,662               244,795
                                             -------------------    ------------------     --------------------

Net interest income                                83,737                 387,278               744,945

Net gain on securities                             19,000                 264,352               147,393

General and administrative expenses               169,317                 671,747               239,737
                                             --------------------   ------------------     --------------------

(Decrease) increase in net assets in
 liquidation from operating activities            (66,580)                (20,117)               652,601
                                             --------------------   ------------------     --------------------

Adjustments to reflect the change to
 liquidation basis accounting:
  Reduction to reflect estimated net
  realizable value of securities                                                                (938,188)
  Write-off of prepaid expenses                                                               (1,098,222)
  Reserve for estimated liquidation costs                                                       (700,000)
                                                                                            --------------------

            Adjustment to liquidation basis
            accounting                                                                        (2,736,410)
                                                                                            ---------------------

Net assets in liquidation at beginning of
  period                                       18,489,696              18,443,233             61,471,679
                                            --------------------   ------------------       ---------------------

Net assets in liquidation at end of period   $ 18,423,116            $ 18,423,116           $  59,387,870
                                            ====================   ==================      ======================

See notes to financial statements.

LASER Mortgage Management, Inc.

                                                                    For The Period
Statements of Operations and Comprehensive Income     July 1, 2001 Through    January 1, 2001 Through
(Going Concern Basis) (Unaudited)                        July 27, 2001             July 27, 2001

Interest Income:
  Securities and mortgage loans                        $       472,801       $     7,231,003
  Cash and cash equivalents                                     63,137               525,563
                                                      ------------------    ------------------

           Total interest income                               535,938             7,756,566

Interest expense:
  Repurchase agreements                                        152,840             4,059,974
                                                      ------------------    ------------------

Net interest income                                            383,098             3,696,592

Net realized loss on securities                                (24,279)           (4,218,425)

Net loss on interest rate agreement                                 --              (120,000)

General and administrative expenses                            170,526             2,527,690
                                                      ------------------    ------------------

Net income (loss)                                      $       188,293       $    (3,169,523)
                                                      ------------------    ------------------

Other comprehensive income:
Unrealized net gain (loss) on securities:
  Unrealized holding gain (loss) arising
   during period                                                59,866            (3,016,779)
  Add: reclassification adjustment for net
   realized loss included in net income (loss)                  24,279             4,218,425
                                                      ------------------    ------------------

  Other comprehensive income                                    84,145             1,201,646
                                                      ------------------    ------------------

Comprehensive income (loss)                             $      272,438       $    (1,967,877)
                                                      ==================    ==================

Net income (loss) per share:
  Basic                                                 $         0.01       $         (0.23)
                                                      ==================    ==================
  Diluted                                               $         0.01       $         (0.23)
                                                      ==================    ==================

Weighted average number of shares outstanding:
  Basic                                                     14,038,983             14,038,983
                                                      ==================    ==================
  Diluted                                                   14,038,983             14,038,983
                                                      ==================    ==================

See notes to financial statements.

LASER Mortgage Management, Inc.

                                                                   For The                     For The Period
Statements of Cash Flows                           Three Months Ended    Nine Months Ended   July 28, 2001 Through
(Liquidation Basis) (Unaudited)                    September 30, 2002    September 30, 2002    September 30, 2001

Cash Flows From Operating Activities
(Decrease) increase in net assets in
  liquidation from operating activities             $       (66,580)      $        (20,117)     $      652,601
Adjustments to reconcile (decrease)
 increase in net assets
  in liquidation from operating activities
  to net cash (used in) provided by operating
  activities:
  Amortization of mortgage premiums and
   discounts, net                                              --                   (8,766)            (16,455)
  Net loss (gain) on securities                                --                   33,614            (147,393)
  Decrease in interest and principal paydowns
   receivable                                                 2,077                317,259             863,326
  Decrease in accrued interest payable                         --                  (30,576)           (626,183)
  Decrease in accounts payable and accrued
   expenses                                                (147,892)              (567,543)            (25,357)
  Decrease in reserve for estimated
   liquidation costs                                        (22,434)               (42,252)            (45,458)
                                                       ----------------     ----------------      --------------

Net cash (used in) provided by operating activities        (234,829)              (318,381)            655,081
                                                       ----------------     ----------------      --------------

Cash Flows From Investing Activities
Proceeds from sale of securities                               --              16,105,648                --
Principal payments on securities and mortgage loans            --               2,510,300           7,964,413
                                                       ----------------     ----------------      --------------

Net cash provided by investing activities                      --              18,615,948           7,964,413
                                                       ----------------     ----------------      --------------

Cash Flows From Financing Activities
Repayments of repurchase agreement                             --              (2,028,000)        (11,431,041)
                                                       ----------------     ----------------      --------------

Net (decrease) increase in cash and cash
   equivalents                                             (234,829)           16,269,567          (2,811,547)

Cash and cash equivalents at beginning of period         19,464,581             2,960,185          22,592,344
                                                       ----------------     ----------------      --------------

Cash and cash equivalents at end of period             $ 19,229,752         $  19,229,752         $19,780,797
                                                       ================     ================      ==============

Supplemental Disclosure of Cash Flow Information:
Interest paid                                          $      --            $     (50,238)        $  (870,978)
                                                       ================     ================      ==============

Supplemental Disclosure of Non-Cash Operating
  Activities:
Adjustment to liquidation basis accounting             $      --            $        --           $(2,736,410)
                                                       ================     ================      ==============

See notes to financial statements.

LASER Mortgage Management, Inc.

                                                                        For The Period
Statements of Cash Flows                              July 1, 2001 Through         January 1, 2001 Through
(Going Concern Basis) (Unaudited)                         July 27, 2001                 July 27, 2001

Cash Flows From Operating Activities
Net income (loss)                                     $        188,293             $      (3,169,523)
Adjustments to reconcile net income (loss)
   to net cash (used in) provided by
   operating activities:
  Amortization of mortgage premiums and
    discounts, net                                              (7,175)                     (186,354)
  Net realized loss on sale of securities
    and interest rate agreement                                 24,279                     6,918,425
  Unrealized gain on interest rate agreement                      --                      (2,580,000)
Change in assets and liabilities:
  (Increase) decrease in interest and principal
     paydowns receivable                                      (597,704)                    1,359,204
  Decrease in prepaid expenses                                  45,510                       318,570
  Increase in accrued interest payable                         152,840                       141,843
  Increase in accounts payable and accrued expenses             46,563                        96,310
                                                      -------------------           --------------------

Net cash (used in) provided by operating activities           (147,394)                    2,898,475
                                                      -------------------           --------------------

Cash Flows From Investing Activities
Purchase of securities                                           --                      (55,048,842)
Decrease in payable for securities acquired                      --                      (23,321,844)
Proceeds from sale of securities                                 --                      255,982,732
Proceeds from sale of interest rate agreement                    --                          260,000
Principal payments on securities and mortgage loans          4,490,706                    31,765,038
                                                      -------------------           --------------------

Net cash provided by investing activities                    4,490,706                   209,637,084
                                                      -------------------           --------------------

Cash Flows From Financing Activities
Proceeds from repurchase agreements                              --                    1,960,972,986
Repayments of repurchase agreements                              --                   (2,154,458,410)
                                                      -------------------           --------------------

Net cash used in financing activities                            --                     (193,485,424)
                                                      -------------------           --------------------

Net increase in cash and cash equivalents                    4,343,312                    19,050,135

Cash and cash equivalents at beginning of period            18,249,032                     3,542,209
                                                      -------------------           --------------------

Cash and cash equivalents at end of period            $     22,592,344              $      22,592,344
                                                      ===================           ====================

Supplemental Disclosure of Cash Flow Information:
  Interest paid                                       $         --                  $       3,918,131
                                                      ===================           ====================

Net change in unrealized gain on
   available-for-sale securities                      $         84,145              $       1,201,646
                                                      ===================           ====================

See notes to financial statements.

LASER Mortgage Management Inc.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 (UNAUDITED)

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

          In accordance with the Plan of Liquidation and Dissolution, on November 8, 2001, the Board of Directors filed a petition with the Delaware Court of Chancery for permission to make an initial distribution to stockholders of $3.00 per outstanding common share. On November 28, 2001, the Delaware Court of Chancery approved this initial distribution to stockholders. On December 28, 2001, a distribution of $3.00 per outstanding share of common stock was made to stockholders of record as of December 17, 2001. As of September 30, 2002, the estimated net realizable value of the Company's net assets in liquidation was $1.31 per share. After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining net assets in liquidation over the next two years with a final liquidating distribution to occur thereafter. The Company plans to petition the Delaware Court of Chancery during the fourth quarter of 2002 for permission to make a second distribution to stockholders. The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses and income received, if any, from the pending litigation against Asset Securitization Corporation ("ASC"), Nomura Asset Capital Corporation ("Nomura Asset") and Nomura Securitization International, Inc. ("Nomura"), as well as other factors beyond the control of the Company.

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

          The accompanying unaudited financial statements have been prepared on liquidation basis accounting and going concern basis accounting, as appropriate, in conformity with GAAP and the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in these financial statements. These unaudited interim financial statements, as of and for the periods ended September 30, 2002 should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for any interim period are not necessarily indicative of results that may be expected for a full year.

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

           After the adoption of liquidation basis accounting, the Company's Investments were carried at estimated net realizable value on the statements of net assets in liquidation, with unrealized gains and losses reported on the statements of changes in net assets in liquidation.

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

           Interest income is accrued based on the outstanding principal or notional amount of the Investments and cash equivalents and their contractual terms. Premiums and discounts associated with the purchase of the Investments were amortized into interest income over the lives of the Investments using the effective yield method.

           Realized gains and losses on Investment transactions were determined on the specific identification basis and were recorded on the statements of changes in net assets in liquidation or the statements of operations, as appropriate.

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

           Repurchase Agreements - The Company utilized repurchase agreements to finance most of its Investments. The repurchase agreements were collateralized by certain of the Company's Investments and carried interest rates that generally moved in close relation to the one-month London Interbank Offered Rate ("LIBOR"). The amount reported on the statements of net assets in liquidation represented the contractual amount to be repaid under such agreement.

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

           Fair Value of Financial Instruments -The fair values of the Company's Investments were based on prices and valuations provided by dealers who make markets in these financial instruments. The fair values reported reflected estimates and were not necessarily indicative of the amounts the Company could have realized in a current market exchange. The carrying values of cash equivalents, interest and principal paydowns receivable, accrued interest payable, the repurchase agreement and other financial liabilities approximated their estimated fair value because of the short-term nature of these financial instruments. Estimated net realizable value approximates estimated fair value as presented in these financial statements.

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

          At the time of the adoption of liquidation basis accounting, the Company recorded $700,000 for estimated professional fees and other expenses anticipated over the course of the liquidation. At September 30, 2002 and December 31, 2001, the reserve for estimated liquidation costs amounted to $482,685 and $524,937, respectively. During the three and nine months ended September 30, 2002, the Company paid $22,434 and $42,252, respectively, of liquidation costs.

7.	EARNINGS (LOSS) PER SHARE ("EPS" or "LPS")

           Basic EPS or LPS is computed by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted EPS or LPS considered the effect of all dilutive potential common shares that were outstanding during the period under the Company's stock incentive plan. Basic and diluted EPS and LPS for the period July 1, 2001 through July 27, 2001 and for the period January 1, 2001 through July 27, 2001 were as follows:

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
                          ============                ============              ===========

                                                  For the Period
                                       January 1, 2001 through July 27, 2001
                             Net Loss                     Shares                 Per-Share
                           (Numerator)                 (Denominator)               Amount

Basic LPS                 $ (3,169,523)                 14,038,983              $    (0.23)
                          =============               ============              ===========

Diluted LPS               $ (3,169,523)                 14,038,983              $    (0.23)
                          =============               ============              ===========

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

           Under the most recent management agreement, which was entered into on November 1, 2000 and terminated on November 1, 2001, Mariner became entitled to be paid an incentive fee upon the earlier of (1) the termination date of the management agreement or (2) the date on which the Board of Directors adopted resolutions approving the liquidation and dissolution, referred to as the anniversary date, which it did on April 25, 2001, equal to the number of shares outstanding on the applicable date, multiplied by:

•	10% of the difference between the 15-day average closing market price (plus any distributions per share other than common stock) of the Company’s common stock preceding November 1, 2001 (or such earlier anniversary date, as set forth in the agreement) and $3.317 per share (which approximates the average closing price of the Company’s common stock for the fifteen days ended October 31, 2000) up to the equivalent of $3.50 per share;

•	15% of the difference between the 15-day average closing market price (plus any distributions per share other than common stock) of the Company’s common stock preceding November 1, 2001 or on the anniversary date, whichever is earlier, and $3.50 per share up to $4.00 per share; and

•	20% of the difference between the 15-day average closing market price (plus any distributions per share other than common stock) of the Company’s common stock preceding November 1, 2001 or on the anniversary date, whichever is earlier, and $4.00 per share.

           Based upon this calculation, an incentive fee of $1,219,285 was paid to Mariner on May 1, 2001. Mariner was not entitled to receive any other fee upon the adoption of the Plan of Liquidation and Dissolution.

          In accordance with the terms of the management agreement, Mariner continued to receive its base management fee of $50,000 per month until the termination of the management agreement. During the period July 28, 2001 through September 30, 2001, the period July 1, 2001 through July 27, 2001 and the period January 1, 2001 through July 27, 2001, the Company incurred base fees of $100,000, $50,000 and $350,000, respectively.

          Upon the termination of the most recent management agreement on November 1, 2001, the Company became self managed and entered into employment agreements with William J. Michaelcheck, the President and Chief Executive Officer of the Company, and Charles R. Howe, II, the Vice President, Treasurer and Secretary of the Company, each at a salary of $10,000 per month. Messrs. Michaelcheck and Howe previously were responsible for managing the Company's portfolio at Mariner and continue to have significant responsibilities at Mariner. On November 1, 2001, the Company also entered into a support services agreement with Mariner Investment Group, Inc. ("Mariner Investment Group"), an affiliate of Mariner, under which Mariner Investment Group provides the Company with office space and services, bookkeeping and accounting services and such other services as may be agreed upon from time to time by the Company and Mariner Investment Group for a fee of $30,000 per month. Effective July 1, 2002, the fee under the support services agreement was reduced to $20,000 per month. For the three and nine months ended September 30, 2002, the Company incurred $60,000 and $180,000, respectively, of expenses under the employment agreements and $60,000 and $240,000, respectively, of expenses under the support services agreement. Effective October 1, 2002, the employment agreement with Mr. Howe was amended to reduce his salary to $5,000 per month.

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

General

          As of September 30, 2002, the Company has liquidated all of its Mortgage Assets pursuant to the Plan of Liquidation and Dissolution, thereby minimizing substantially the risk of loss on the Company's net assets in liquidation. However, the valuation of assets and liabilities at their estimated net realizable values and estimated settlement amounts, respectively, necessarily requires estimates and assumptions. Actual costs associated with the liquidation and other factors may affect the amounts ultimately realized or settled, and those amounts may differ, perhaps materially, from the carrying values on the Company's financial statements.

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

Changes in Net Assets in Liquidation for the Three and Nine Months Ended September 30, 2002

           Under liquidation basis accounting, net assets in liquidation amounted to $18.4 million at September 30, 2002 and were essentially unchanged for the three and nine months then ended. The Company's portfolio of interest earning assets, net of interest bearing liabilities, earned $0.1 million and $0.4 million, respectively, of net interest income. In addition, the Company recorded a net increase of $0.3 million for the nine months ended September 30, 2002 from securities comprised primarily of payments received on a security previously determined to be impaired. General and administrative expenses for the three and nine months ended September 30, 2002 amounted to $ (0.2) million and $(0.7) million, respectively, and consisted of $(0.1) million and $(0.2) million, respectively, of fees paid pursuant to the support services agreement and $(0.1) million and $(0.5) million, respectively, of professional fees, payroll and other expenses.

           During the three and nine months ended September 30, 2002, net cash (used by) generated from the Company's operating and investing activities amounted to $(0.2) million and $16.3 million, respectively, including $18.6 million of proceeds from sales of, and principal payments on, securities during the nine months ended September 30, 2002. At September 30, 2002, the balance of cash and cash equivalents amounted to $19.2 million.

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

Interest Income and Average Interest Earning Asset Yield

           Historically, the Company earned interest income primarily from its portfolio of investments and cash equivalents. The table below shows, for the period July 1, 2001 through July 27, 2001 and the period January 1, 2001 through July 27, 2001 the Company's average balance of cash equivalents, investments, the yields earned on each type of interest earning asset, the yield on average interest earning assets and total interest income.

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

Interest Expense and the Average Cost of Funds

           Historically, the Company incurred interest expense primarily from borrowed funds under short-term repurchase agreements that financed most of its portfolio of investments. Interest expense is calculated in the same manner for tax and GAAP purposes. The Company generally structured its borrowings to closely correlate the Company's cost of borrowed funds with changes in one-month LIBOR.

          The table below shows, for the period July 1, 2001 through July 27, 2001 and the period January 1, 2001 through July 27, 2001 the Company's average borrowed funds, interest expense and average cost of funds compared to average one and six-month LIBOR.

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

           During 2001, interest rates decreased due primarily to the effect of interest rate setting actions taken by the Federal Reserve Board.

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

          The Company did not enter into any other interest rate agreements during the three and nine months ended September 30, 2001.

General and Administrative Expenses

           General and administrative expenses ("G&A expenses") consisted of management and incentive fees incurred to Mariner and professional and other expenses. There were no differences in the calculation of G&A expenses for taxable and GAAP income purposes. The table below shows the G&A expenses for the period July 1, 2001 through July 27, 2001 and the period January 1, 2001 through July 27, 2001.

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

Net Income (Loss) and Return on Average Stockholders’ Equity

          Net income (loss) was $0.2 million and $(3.2) million for the period July 1, 2001 through July 27, 2001 and the period January 1, 2001 through July 27, 2001, respectively. Return on average stockholders' equity, on an actual basis, for the period July 1, 2001 through July 27, 2001 and the period January 1, 2001 through July 27, 2001 was 0.29% and (4.87)%, respectively.

          The table below shows, on an actual basis, for the period July 1, 2001 through July 27, 2001 and the period January 1, 2001 through July 27, 2001, the Company's net interest income, losses from investment activities and G&A expenses each as a percentage of average stockholders' equity and the return on average stockholders' equity.

                                                                       Losses                           Return on
                                                                        from                             Average
                                                       Net           Investment          G&A          Stockholders'
                                                 Interest Income     Activities        Expenses          Equity

For the  period  July 1, 2001  through
  July 27, 2001                                       0.60%           (0.04)%           0.27%            0.29%

For the period  January 1, 2001 through
 July 27, 2001                                        5.67%           (6.66)%           3.88%           (4.87)%

Distributions

          For the three and nine months ended September 30, 2002, the period July 1, 2001 through July 27, 2001 and the period January 1, 2001 through July 27, 2001, the Company did not make any capital distributions or declare any dividends.

Financial Condition

          Investments

           During the nine months ended September 30, 2002, the Company disposed of all of its remaining Mortgage Securities and Mortgage Loans that it held on December 31, 2001 at their carrying values, pursuant to the Plan of Liquidation and Dissolution. As of December 31, 2001, the Company's portfolio (stated at estimated net realizable value) consisted of:

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

Liquidity and Capital Resources

           Liquidity measures the Company's ability to turn non-cash assets into cash during the liquidation period to satisfy its commitments to pay ongoing general and administrative expenses including estimated costs of liquidation and to make distributions to stockholders. As of September 30, 2002, all of the Company's non-cash assets were converted into cash. At September 30, 2002, the balance of cash and cash equivalents amounted to $19.2 million. The Company will continue to generate liquidity through net earnings held prior to distribution to stockholders. The Company believes that its cash on hand and earnings from its cash equivalents will be adequate to support the Company and pay its obligations during the liquidation period. The Company plans to petition the Delaware Court of Chancery during the fourth quarter of 2002 for permission to make a second distribution to stockholhers.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

           Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk exposure that the Company had been subject to is the movement in interest rates with respect to its portfolio of Mortgage Assets, which were highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. As a result of the sales of all of the remaining Mortgage Assets during the nine months ended September 30, 2002, the Company's market risk with respect to its portfolio of Mortgage Assets has been eliminated.

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

Item 4. Controls and Procedures

          The Company maintains a system of internal controls and procedures designed to provide reasonable assurance that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's principal executive and financial officers have evaluated the disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

           There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the completion of the evaluation.

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

Dated: November 14, 2002	LASER MORTGAGE MANAGEMENT, INC. By: /s/ CHARLES R. HOWE, II Charles R. Howe, II Chief Financial Officer (principal accounting officer) (authorized officer of registrant)

CERTIFICATION

          I, William J. Michaelcheck, Chief Executive Officer of LASER Mortgage Management, Inc. (the "Company"), certify that:

          1.      I have reviewed this quarterly report on Form 10-Q of the Company;

          2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ WILLIAM J. MICHAELCHECK William J. Michaelcheck Chief Executive Officer, Chairman and Director

CERTIFICATION

          I, Charles R. Howe, II , Chief Financial Officer of LASER Mortgage Management, Inc. (the "Company"), certify that:

          1.      I have reviewed this quarterly report on Form 10-Q of the Company;

          2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ CHARLES R. HOWE, II Charles R. Howe, II Vice President, Chief Financial Officer and Treasurer

CERTIFICATION

          I, William J. Michaelcheck, Chief Executive Officer of LASER Mortgage Management, Inc. (the "Company"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.	The Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 11, 2002

/s/ WILLIAM J. MICHAELCHECK William J. Michaelcheck Chief Executive Officer, Chairman and Director

CERTIFICATION

          I, Charles R. Howe, II, Chief Financial Officer of LASER Mortgage Management, Inc. (the "Company"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.	The Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2002.

/s/ CHARLES R. HOWE, II Charles R. Howe, II Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1	The Articles of Merger (Incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

2.2	The Certificate of Ownership and Merger (Incorporated by reference to Exhibit 2.2 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

2.3	Plan of Liquidation and Dissolution of LASER Mortgage Management, Inc. (Incorporated by reference to Exhibit 2.3 to Registrant's Quarterly Report on Form 10-Q dated June 30, 2001.)

3.1	Restated Certificate of Incorporation of LASER Mortgage Management, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q dated June 30, 2001.)

3.2	Bylaws of LASER Mortgage Management, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q dated June 30, 2001.)

99.1	Certificate of Dissolution (Incorporated by reference to Exhibit 99.1 to Registrant's Quarterly Report on Form 10-Q dated September 30, 2001.)