Form 10-K
period 2002-12-31
LASER MORTGAGE MANAGEMENT INC
filed 2003-03-31
CIK 1046099

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  1-13563

LASER MORTGAGE MANAGEMENT, INC.
(Exact name of the Registrant as specified in its charter)

Delaware	22-3535916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c\o Mariner Investment Group, Inc.
780 Third Avenue, 16th Floor, New York, New York 10017
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 758-2024

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

               Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

               At March 26, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $16,495,104, based upon the average closing bid and ask price of the Common Stock on the Over-The-Counter Bulletin Board on that date.  At March 26, 2003, the Registrant had outstanding 14,038,983 shares of Common Stock.

Documents Incorporated by Reference

               None.

LASER MORTGAGE MANAGEMENT, INC.

i

PART I

Items 1. and 2.     Business and Properties

General

               LASER Mortgage Management, Inc. (the “Company”) was incorporated in Delaware on May 1, 2001, as a wholly-owned subsidiary of LASER Mortgage Management, Inc., a Maryland corporation (“LASER Maryland”), and is the successor by merger to LASER Maryland.  LASER Maryland was incorporated in Maryland on September 3, 1997 and commenced its operations on November 26, 1997.  On May 30, 2001, the Company’s Board of Directors and sole stockholder, LASER Maryland, approved the liquidation and dissolution of the Company under the terms and conditions of the Plan of Liquidation and Dissolution, subject to the approval of the Plan of Liquidation and Dissolution by the stockholders of LASER Maryland.  On July 27, 2001, the stockholders of LASER Maryland, at the annual meeting, approved the reincorporation of LASER Maryland in Delaware (the “Reincorporation”), through the merger of LASER Maryland with and into the Company, and the subsequent liquidation and dissolution of the Company under the terms and conditions of the Plan of Liquidation and Dissolution.  On July 31, 2001, LASER Maryland completed the Reincorporation by merging with and into the Company.  As of the effective date of the Reincorporation, LASER Maryland ceased to exist.  On August 3, 2001, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware, and the dissolution of the Company was effective upon such filing.  The Company has ceased to conduct normal business operations and now operates solely for the purpose of providing for the satisfaction of its obligations, adjusting and winding-up its business and affairs and distributing its remaining net assets.  References herein to “LASER” or the “Company” include LASER Maryland prior to the date of the Reincorporation, as applicable.

               In accordance with the Plan of Liquidation and Dissolution, receiving the approval of the Delaware Court of Chancery, on December 28, 2001, the Company made a distribution of $3.00 per outstanding share of common stock to stockholders of record as of December 17, 2001.  As of December 31, 2002, the estimated net realizable value of the Company’s net assets in liquidation was $1.31 per share.  The Delaware Court of Chancery granted permission on March 18, 2003 to make a distribution of $0.50 per outstanding share of common stock and the Company expects to make that distribution on April 8, 2003 to stockholders of record as of March 31, 2003.  After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining net assets in liquidation over the next two years with a final liquidating distribution to occur thereafter.  The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses, as well as other factors beyond the control of the Company.

               At its inception, the Company elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 1997.  The Company qualified as a REIT for the taxable years ended December 31, 1997 through 2001.  The Company did not qualify as a REIT for the year beginning January 1, 2002.  See “Federal Income Tax Considerations.”

               As described above, stockholders approved the Plan of Liquidation and Dissolution of the Company on July 27, 2001.  As a result, the Company adopted liquidation basis accounting on July 28, 2001.  Prior to July 28, 2001, the Company’s operating results were presented in accordance with the historical cost (or going concern) basis accounting.  Under liquidation basis accounting, the Company’s income, expenses and other comprehensive income are reported as changes in net assets in liquidation in lieu of a statement of operations and comprehensive income.  Additionally, under liquidation basis accounting, the Company’s assets are carried at their estimated net realizable values and the Company’s liabilities are reported at their expected settlement amounts in a statement of net assets in liquidation in lieu of a balance sheet.

               The Company has conducted its operations so as not to become regulated as an “investment company” under the Investment Company Act of 1940 (the “Investment Company Act”).  As a result of the sales of Mortgage Assets during 2002, and applicable provisions of the Investment Company Act, the Company will not engage in any transactions except those which are “merely incidental to its dissolution” so as to avoid having to register as an “investment company” under the Investment Company Act.

Properties

               The Company’s executive offices are located within the offices of Mariner Investment Group, Inc. (“Mariner Investment Group”) at 780 Third Avenue, 16th Floor, New York, NY 10017.

Recent Developments

               On February 4, 2003, the Company withdrew the lawsuit it filed on October 23, 2000 against Nomura Securities International, Inc.  (“Nomura”), Nomura Asset Capital Corporation (“Nomura Asset”) and Asset Securitization Corporation (“ASC”), in the Southern District of New York, and all claims were dismissed with prejudice and without costs.  The Company had alleged that the defendants defrauded the Company into purchasing over $19.0 million worth of mortgage pass-through certificates by failing to disclose, among other things, that one of the largest loans in the mortgage pool was seriously troubled.

               The Delaware Court of Chancery granted permission on March 18, 2003 to make a distribution of $0.50 per outstanding share of common stock and the Company expects to make that distribution on April 8, 2003 to stockholders of record as of March 31, 2003.

Prior Investment Strategy

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

               The Company maintained a portfolio at its peak of approximately $3.8 billion of Mortgage Assets in June 1998.  From June 1998 through March 2000, the Company delivered its portfolio by selling certain securities and repaying borrowings in an attempt to reduce the portfolio’s susceptibility to basis and interest rate risk and to create additional liquidity.  In November 1999, the Company announced that its Board of Directors authorized management to conduct a competitive sale of its less liquid portfolio assets as part of its ongoing program to reduce the volatility of the Company’s assets.

               In order to maximize stockholder value, the Board of Directors continuously reviewed the Company’s strategic position and its short-term and long-term prospects.  The Board of Directors determined that adverse developments in the markets for mortgage-backed securities, REIT stocks in general and the Company’s shares in particular made it more difficult for the Company to enhance stockholder value by growing its business as an independent entity and that the Company would continue to experience difficulties in obtaining new debt or equity financing at a reasonable cost.  Therefore, the Board of Directors unanimously agreed in April 2001 that the liquidation and dissolution of the Company was the best alternative available to maximize stockholder value.

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

               During 2002, in connection with its liquidation and dissolution, the Company completed the liquidation of its portfolio of Mortgage Assets that were not previously determined to be other-than-temporarily impaired and repaid all of the leverage financing used to maintain its portfolio.

Management Arrangements

               From November 1, 1999 to November 1, 2001, Mariner Mortgage Management, L.L.C. (“Mariner”) served as the external manager of the Company and was responsible for the day-to-day management of the Company’s investments and operations.  Under the management agreement then in effect, Mariner became entitled to be paid an incentive fee on the date on which the Board of Directors adopted resolutions approving the liquidation and dissolution.  Pursuant to the terms of the management agreement, an incentive fee of $1,219,285 was paid to Mariner on May 1, 2001.  Mariner was not entitled to receive any other fee in connection with the Plan of Liquidation and Dissolution.  In accordance with the terms of the management agreement, Mariner continued to receive its base management fee of $50,000 per month until the termination of the management agreement  on November 1, 2001.

               The table below shows the management incurred paid by the Company to Mariner pursuant to the terms of the Mariner management agreement:

For the period:	Base Fees Incurred

July 28, 2001 through November 1, 2001	$150,000
January 1, 2001 through July 27, 2001	$350,000
January 1, 2000 through December 31, 2000	$294,193

               Other than the $1,219,285 incentive fee paid to Mariner as described above, no incentive fees were paid to Mariner in 2001 or 2000.

               Upon the termination of the management agreement on November 1, 2001, the Company became self managed and entered into employment agreements with William J. Michaelcheck, the President and Chief Executive Officer of the Company, and Charles R. Howe, II, the Vice President, Treasurer and Secretary of the Company, each at a salary of $10,000 per month.  Effective October 1, 2002, the employment agreement with Mr. Howe was amended to reduce his salary to $5,000 per month.  Messrs. Michaelcheck and Howe previously were responsible for managing the Company’s portfolio at Mariner and continue to have significant responsibilities at Mariner.

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

               All of the management arrangements discussed above have been ratified and approved by the Compensation Committee of the Board of Directors.

Federal Income Tax Considerations

               Taxation of the Company

               At its inception, the Company elected to be taxed for federal income tax purposes as a REIT under the REIT Provisions of the Code.  As such, the Company generally was entitled to a deduction for all dividends it paid to its stockholders for a taxable year.  As a result, the Company was not subject to federal income taxation with respect to its distributed income.  Because less than 75% of the Company’s gross income for the 2002 taxable year derived from real estate sources prescribed in the Code, the Company did not qualify as a REIT for the year beginning January 1, 2002.

               For any taxable year in which the Company does not qualify as a REIT, the Company would be subject to federal income tax at corporate rates (including any applicable alternative minimum tax) with respect to gains from liquidating sales of assets and income from operations for that year and for subsequent taxable years.  In addition, the Company may no longer deduct dividends paid to stockholders in computing its income.  Any corporate level taxes generally would reduce amounts available for distribution by the Company.

               Revenue Procedure 99-17 provided securities and commodities traders with the ability to elect mark-to-market treatment for 1998 by including a statement with their timely filed 1998 tax return.  The election applies for all future years as well unless revoked with the consent of the Internal Revenue Service (the “IRS”).  The Company elected mark-to-market treatment as a securities trader, and, accordingly, recognizes gains and losses prior to the actual disposition of its securities.  Moreover, some if not all of these constructive gains and losses, as well as some if not all gains or losses from actual dispositions of securities, for both 1998 and beyond, are being treated as ordinary in nature, and not capital, as they would be in the absence of this election.  There is no assurance, however, that the Company’s election will not be challenged on the ground that it was not in fact a trader in securities, or that it was only a trader with respect to some, but not all, of its securities.  As such, there is a risk that the Company will be limited in its ability to recognize certain losses.

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

               Tax Consequences of Liquidating Distributions to Stockholders

               The Company has been advised that the distributions of proceeds of sales of assets to stockholders pursuant to the Plan of Liquidation and Dissolution should be treated as distributions in a complete liquidation.  In this case, distributions should not be treated as dividends received by a stockholder, but rather as if the stockholder had sold its shares.  Also in this case, a stockholder should recognize gain or loss with respect to each share held by the stockholder, measured by the difference between:

•	the total amount of cash and fair market value of other property, if any, received by the stockholder with respect to such share pursuant to the Plan of Liquidation and Dissolution; and

•	the stockholder’s basis in that share.

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

               The liquidation and dissolution will result in more than one liquidating distribution to the stockholders.  Each liquidating distribution would be first applied against the adjusted tax basis of each of a stockholder’s shares and gain would be recognized with respect to a share only after an amount equal to the adjusted tax basis of such share has been fully recovered.  Any losses with respect to a share could be recognized by a stockholder only after we have made our final distribution, if any, or after the last substantial liquidating distribution was determinable with reasonable certainty.  As a consequence of the foregoing, stockholders that would realize losses under the Plan of Liquidation and Dissolution would likely be prevented from recognizing such losses until the receipt of the final distribution.

               Stockholders should consult their own tax advisors regarding the U.S. federal income tax consequences to them of receiving liquidation distributions.

               Tax Consequences of Liquidating Distributions to Non-United States Stockholders

               Because liquidating distributions pursuant to the Plan of Liquidation and Dissolution should be treated as paid in exchange for a stockholder’s shares and not as dividends, no withholding on liquidating distributions should generally be required.

               Although the Company will not be required to withhold against liquidating distributions to any non-U.S. stockholder (the term “non-U.S. stockholder”, as used herein, refers to a stockholder that is not a “U.S. person” as defined in Section 7701(a)(30) of the Code), a non-U.S. stockholder nevertheless will be subject to U.S. federal income tax with respect to liquidating distributions under the following circumstances.  First, if a non-U.S. stockholder’s investment in the Company’s shares is effectively connected with the non-U.S. stockholder’s U.S. trade or business, the non-U.S. stockholder generally will be subject to the same treatment as U.S. stockholders with respect to liquidating distributions, and if the non-U.S. stockholder is a corporation, it may also be subject to the branch profits tax.  Second, if the non-U.S. stockholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year in which the liquidating distributions are received and certain other conditions apply, the nonresident alien individual will be subject to a 30% tax on the individual’s capital gains.

               Non-U.S. stockholders should consult their own tax advisors regarding the U.S. federal income tax consequences to them of receiving liquidating distributions.

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

               State and Local Taxes

               The Company and its stockholders may be subject to state and local tax in various states and localities, including those states and localities in which it or they transact business, own property, or reside.  The state and local tax treatment of the Company and its stockholders in such jurisdictions may differ from the federal income tax treatment described above.  Consequently, stockholders should consult their own tax advisors regarding the effect of state and local tax laws on their ownership of the Common Stock.

Employees

               The Company currently has two employees.  Mariner Investment Group provides various support services to the Company pursuant to a support services agreement described in “—Management Arrangements” above.

Item 3.     Legal Proceedings.

               On October 23, 2000, the Company filed suit in federal court in the Southern District of New York against ASC, Nomura Asset and Nomura alleging that the defendants defrauded the Company into purchasing over $19.0 million worth of mortgage pass-through certificates by failing to disclose among other things, that one of largest loans in the mortgage pool was seriously troubled.  On December 8, 2000, the defendants filed a motion to dismiss the action.  On September 5, 2001, defendants’ motion to dismiss the action was granted with respect to the claims brought under Sections 12(a)(2) and 15 of the Securities Act of 1933 and denied with respect to the common law fraud claims and claims brought under Sections 10(b) and 20(a) of Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  On February 4, 2003, the Company withdrew the lawsuit and all claims were dismissed with prejudice and without costs.

               In accordance with the Plan of Liquidation and Dissolution, on November 8, 2001, the Board of Directors filed a petition with the Delaware Court of Chancery for permission to make an initial distribution to stockholders of $3.00 per outstanding common share.  On November 28, 2001, the Delaware Court of Chancery approved this initial distribution to stockholders.  On December 28, 2001, a distribution of $3.00 per outstanding share of common stock was made to stockholders of record as of December 17, 2001.  The Delaware Court of Chancery granted permission on March 18, 2003 to make a distribution of $0.50 per outstanding share of common stock and the Company expects to make that distribution on April 8, 2003 to stockholders of record as of March 31, 2003.

Item 4.     Submission of Matters to a Vote of Security Holders

               None.

Executive Officers of the Registrant

               The Company’s executive officers are as follows:

Name	Age	Officer Since	Position

William J. Michaelcheck	56	1999	Chief Executive Officer, President and Director
Charles R. Howe, II	41	2000	Chief Financial Officer, Treasurer and Secretary

               The Company’s officers are elected by the Board of Directors and serve at the discretion of the Board.

               William J. Michaelcheck has been the President and Chief Executive Officer of the Company since November 1999 and the Chairman and sole member of Mariner since its inception in October 1999.  Mr. Michaelcheck has been the Chairman and sole stockholder of Mariner Investment Group since 1992. Formerly, he was Executive Vice President of the Bear Stearns Companies Inc. and a Senior Managing Director of Bear, Stearns & Co. Inc., where he was co-head of the Fixed-Income Department and also responsible for a large segment of the firm’s trading activities and risk management. Mr. Michaelcheck joined Bear Stearns in 1979 as co-creator of the Government Bond Department, becoming a General Partner in 1981 and a Senior Managing Director when Bear Stearns became a publicly-held corporation.  He was named Executive Vice President in 1987, and served on the firm’s Executive Committee and Management and Compensation Committee until leaving Bear Stearns in October 1992.

               Charles R. Howe, II has been the Chief Financial Officer, Treasurer and Secretary of the Company since January 2000 and the Chief Financial Officer of Mariner since its inception and of Mariner Investment Group for more than five years.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

               The New York Stock Exchange (“NYSE”) announced on May 15, 2002, that, as a consequence of the Company’s adoption of the Plan of Liquidation and Distribution, it would take action to delist the Company’s common stock.  The Company did not challenge the NYSE’s actions and the NYSE suspended trading in the common stock on May 24, 2002.  The common stock of the Company trades on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “LSMM.OB”.  The following table sets forth, for the periods indicated, the range of high and low bid information on the OTCBB or the high and low sales prices per share of Common Stock as reported on the NYSE composite tape and the cash dividends and distributions declared per share.  The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

			Cash Dividends/ Distributions Declared Per Share
	NYSE Stock Prices

	High	Low

2001
First Quarter	$3.92	$3.37	—
Second Quarter	$4.24	$3.86	—
Third Quarter	$4.17	$3.97	—
Fourth Quarter	$4.17	$1.05	$3.00
2002
First Quarter	$1.18	$1.04	—
March 30 – May 23	$1.33	$1.19	—

	OTCBB Bid Prices

	High	Low

May 28- June 30	$1.20	$1.10	—
Third Quarter	$1.30	$1.20	—
Fourth Quarter	$1.30	$1.20	—
2003
First Quarter (through March 26)	$1.35	$1.12	$0.50

               As of March 26, 2003, the Company had 14,038,983 shares of Common Stock issued and outstanding which were held by 34 holders of record.

               Future Distributions

               As of December 31, 2002, the estimated net realizable value of the Company’s net assets in liquidation was $1.31 per share.  The Delaware Court of Chancery granted permission on March 18, 2003 to make a distribution of $0.50 per outstanding share of common stock and the Company expects to make that distribution on April 8, 2003 to stockholders of record as of March 31, 2003. After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining net assets in liquidation over the next two years with a final liquidating distribution to occur thereafter.  The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses, as well as other factors beyond the control of the Company.

Item 6.     Selected Financial Data.

               The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and the notes thereto and other financial information included elsewhere herein.

	Period from January 1, 2001 through July 27, 2001 (the date immediately prior to the date of adoption of liquidation basis accounting)	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998

	(in thousands, except share and per share data)
(Statements of Operations and Comprehensive Income Data:
Interest income:
Securities and mortgage loans	$7,231	$17,194	$28,139	$182,733
Cash and cash equivalents	526	1,250	1,805	4,053

Total interest income	7,757	18,444	29,944	186,786

Interest expense:
Repurchase agreements	4,060	10,654	16,812	154,757
Other	—	21	—	—

Total interest expense	4,060	10,675	16,812	154,757

Net interest income	3,697	7,769	13,132	32,029
Net realized (loss) gain on sale of securities and swaps	(4,218)	(1,125)	(19,829)	(52,443)
Net loss on interest rate agreement	(120)	(2,580)	—	—
Impairment loss on securities	—	(17,597)	—	(51,474)
General and administrative expenses	2,528	1,617	4,325	8,384

Net (loss) income	$(3,169)	$(15,150)	$(11,022)	$(80,272)

Other Comprehensive (Loss) Income:
Unrealized net gain (loss) on securities:
Unrealized holding (loss) gain arising during the period	(3,017)	(9,973)	(17,506)	(67,793)
Add: reclassification adjustment for net realized loss (gain) included in net (loss) income	4,218	18,722	19,829	52,443

Other comprehensive income (loss)	1,201	8,749	2,323	(15,350)

Comprehensive (loss) income	$(1,968)	$(6,401)	$(8,699)	$(95,622)

Net (loss) income per share:
Basic	$(0.23)	$(1.05)	$(0.65)	$(4.16)

Diluted	$(0.23)	$(1.05)	$(0.65)	$(4.16)

Weighted average number of shares outstanding:
Basic	14,038,983	14,369,081	16,925,143	19,313,865

Diluted	14,038,983	14,369,081	16,925,143	19,313,865

	Statement of Net Assets in Liquidation		Balance Sheet Data

	(in thousands)		(in thousands)

	As of December 31, 2002	As of December 31, 2001	As of July 27, 2001	As of December 31, 2000	As of December 31, 1999	As of December 31, 1998

Cash and cash equivalents	$18,942	$2,960	$22,592	$3,542	$16,065	$30,393
Total assets	18,942	21,919	109,391	327,928	118,283	874,071
Total liabilities	608	3,476	47,919	264,488	45,291	746,514
Stockholders’ equity	—	—	61,472	63,440	72,992	127,557
Net assets in liquidation	18,334	18,443	—	—	—	—

               As a result of the stockholders approving the Plan of Liquidation and Dissolution, the Company adopted liquidation basis accounting effective July 28, 2001.  Accordingly, the Company’s assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, including an accrual for estimated expenses associated with the liquidation of the Company.  This information should also be read in conjunction with “Items 1. and 2. Business and Properties” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the audited financial statements and notes thereto included in “Item 8.  Financial Statements and Supplementary Data.”

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

               In accordance with the Plan of Liquidation and Dissolution, receiving the approval of the Delaware Court of Chancery, on December 28, 2001, the Company made a distribution of $3.00 per outstanding share of common stock to stockholders of record as of December 17, 2001.  As of December 31, 2002, the estimated net realizable value of the Company’s net assets in liquidation was $1.31 per share.  The Delaware Court of Chancery granted permission on March 18, 2003 to make a distribution of $0.50 per outstanding share of common stock and the Company expects to make that distribution on April 8, 2003 to stockholders of record as of March 31, 2003.  After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining net assets in liquidation over the next two years with a final liquidating distribution to occur thereafter.  The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses, as well as other factors beyond the control of the Company.

               As a result of the stockholders approving the Plan of Liquidation and Dissolution, the Company adopted liquidation basis accounting effective July 28, 2001.  Accordingly, the Company’s assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, including an accrual for estimated expenses associated with the liquidation of the Company.  Before the adoption of liquidation basis accounting, the Company operated as a continuing business and followed going concern basis accounting.  Because substantially all of the existing assets and liabilities of the Company were carried at approximate fair value in accordance with generally accepted accounting principles (“GAAP”), the adoption of liquidation basis accounting did not have a material impact on the Company’s financial statements other than requiring the Company to charge stockholders’ equity for: the reduction in the carrying value of securities to reflect their estimated net realizable value, the write-off of the remaining balance of prepaid expenses, and the reserve for estimated expenses associated with the liquidation of the Company.  However, the valuation of assets and liabilities at their estimated net realizable values and estimated settlement amounts, respectively, necessarily requires estimates and assumptions.  Changes in market conditions, actual costs associated with the liquidation, and other factors may affect the amounts ultimately realized or settled, and those amounts may differ, perhaps materially, from the carrying values on the Company’s financial statements.

               At its inception, the Company elected to be taxed as a REIT under the Code, commencing with its short taxable year ended December 31, 1997.  The Company qualified as a REIT for the taxable years ended December 31, 1997 through 2001.  The Company did not qualify as a REIT for the year beginning January 1, 2002.  See “Business—Federal Income Tax Considerations.”

Changes in Net Assets in Liquidation for the Year ended December 31, 2002 compared to the Period July 28, 2001 through December 31, 2001

               Changes in Net Assets in Liquidation for the Year Ended December 31, 2002

               Under liquidation basis accounting, net assets in liquidation decreased by $(0.1) million for the year ended December 31, 2002 to $18.3 million at December 31, 2002.  The Company’s portfolio of interest earning assets, net of interest bearing liabilities, earned $0.5 million of net interest income.  In addition, the Company recorded a net gain of $0.3 million from securities for the year ended December 31, 2002 comprised primarily of payments received on a security previously determined to be impaired.  General and administrative expenses for the year ended December 31, 2002 amounted to $(0.8) million and consisted of $(0.3) million of fees paid pursuant to the support services agreement and $(0.5) million of professional fees, payroll and other expenses.

               During the year ended December 31, 2002, net cash used in operating activities amounted to $(0.6) million.  Cash generated from sales of, and principal payments on, securities amounted to $18.6 million and was used to repay the remaining outstanding repurchase agreement of $(2.0) million.  At December 31, 2002, the balance of cash and cash equivalents amounted to $18.9 million.

               Changes in Net Assets in Liquidation for the Period July 28, 2001 Through December 31, 2001

               Under liquidation basis accounting, net assets in liquidation increased by $1.8 million for the period July 28, 2001 through December 31, 2001, excluding the $(42.1) million cash liquidation distribution paid on December 28, 2001.  At December 31, 2001, net assets in liquidation amounted to $18.4 million.  The Company’s portfolio of interest earning assets, net of interest bearing liabilities, earned $1.8 million of net interest income.  In addition, the Company recorded a net increase of $0.6 million from gains on sales of securities and changes in the estimated net realizable value of the portfolio.  General and administrative expenses during that period amounted to $(0.6) million and consisted of $(0.2) million of management fees and $(0.4) million of professional fees, payroll and other expenses.

               During the period July 28, 2001 through December 31, 2001, a net $66.8 million of cash was generated from the Company’s operating and investing activities, including $66.0 million of proceeds from sales of, and principal payments on, securities.  Additionally, the Company paid $(44.4) million to substantially reduce its outstanding repurchase agreements and paid a cash liquidation distribution of  $(42.1) million.  Cash and cash equivalents amounted to $3.0 million at December 31, 2001.

               At adoption of liquidation basis accounting, certain adjustments were made to stockholders’ equity, as determined under going concern basis accounting, to reflect more accurately the estimated net realizable values of the remaining net assets of the Company.  In that regard, reductions in the aggregate amount of $(2.7) million were charged to stockholders’ equity of $61.4 million at that time.  These adjustments consist of a $(0.9) million reduction in the carrying value of securities, the immediate write-off of the remaining balance of all prepaid expenses and the recognition of the estimated costs associated with the liquidation.  However, the valuation of assets and liabilities at their estimated net realizable values and estimated settlement amounts, respectively, necessarily requires estimates and assumptions.  Changes in market conditions, actual costs associated with the liquidation, and other factors may affect the amounts ultimately realized or settled, and those amounts may differ, perhaps materially, from the carrying values on the Company’s financial statements.

Results of Operations

Period January 1, 2001 through July 27, 2001 Compared to Year Ended December 31, 2000

Net Income (Loss) Summary

               General.  For the period January 1, 2001 through July 27, 2001, the Company had net income of $2.3 million, or $0.17 per weighted average share, excluding aggregate net losses from investment activities and the interest rate agreement of $(4.3) million, or $(0.31) per share, and the incentive fee of $(1.2) million, or $(0.09) per share.  For the period January 1, 2001 through July 27, 2001, the weighted average number of shares of Common Stock outstanding was 14,038,983; no distributions or dividends were declared or paid and return on average stockholders’ equity was (4.87%) on an actual basis.

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

               Gains/Losses from Investment Activities.  For the period January 1, 2001 through July 27, 2001, the Company sold securities and recorded a net realized loss of $(4.2) million, or $(0.30) per share.  Also during this period, the Company recorded a $1.2 million increase in other comprehensive income from the unrealized net gain on securities resulting in an overall net loss in stockholders’ equity from securities of $(3.0) million.

               For the year ended December 31, 2000, the Company realized a net loss of $(1.1) million or $(0.08) per share from the sale of securities, recognized an unrealized loss of $(2.6) million or $(0.18) per share on the change in the estimated fair value of an interest rate cap agreement in effect at year-end and recorded an impairment charge of $(17.6) million or $(1.22) per share relating to the impairment of certain Subordinate Interests.  See “—Losses from Impairment Charges.”  Also during the year, the Company recorded an $(8.7) million reduction in other comprehensive loss from the unrealized net gain on securities for an aggregate net loss in stockholders’ equity from securities of $(12.6) million.  The unrealized net gain recorded during the year ended December 31, 2000 included a credit of $17.6 million for the recognition of the previously mentioned impairment charge – such recognition had no effect on stockholders’ equity.

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

               On October 23, 2000 the Company filed suit in the Southern District of New York against ASC, Nomura Asset and Nomura alleging that the defendants defrauded the Company into purchasing approximately $19.0 million worth of ASC Securities by failing to disclose among other things, that one of largest loans in the mortgage pool was seriously troubled.  During the quarter ended December 31, 2000, the Company recognized the probable other-than-temporary impairment of those securities by charging the statement of operations and crediting accumulated other comprehensive loss on the balance sheet for the aggregate cumulative loss of $(17.6) million; such recognition had no further impact on stockholders’ equity from the time of the earlier increase in unrealized loss.  On February 4, 2003, the Company withdrew the lawsuit and all claims were dismissed with prejudice and without costs.

Taxable Income (Loss)

               For the tax years ended December 31, 2001 and 2000, net operating losses as calculated for tax purposes (“NOLs”) are estimated at approximately $(1.3) million and $(6.2) million, respectively.  NOLs generally may be carried forward for 20 years.  The Company believes that during 1999 it experienced an “ownership change” within the meaning of Section 382 of the Code.  Consequently, its use of NOLs generated before the ownership change to reduce taxable income after the ownership change will be subject to limitations under Section 382.  Generally, the use of NOLs in any year is limited to the value of the Company’s stock on the date of the ownership change multiplied by the long-term tax-exempt rate (published by the IRS) with respect to that date.  The Company believes that the annual limitation with respect to the use of its pre-ownership change NOLs is approximately $3.0 million and that, as of December 31, 2001, approximately $91.2 million of the estimated cumulative NOL of $120.1 million is subject to the annual limitation.

               Taxable income (loss) requires an annual calculation; consequently, taxable income (loss) may be different from GAAP net loss primarily as a result of differing treatment of unrealized net gains (losses) on securities transactions.  For the Company’s tax purposes, unrealized net gains (losses) are aggregated with operating gains (losses) to produce total taxable income (loss) for the year.  For the tax years ended December 31, 2001 and 2000, the Company had unrealized net gains of approximately $3.9 million and $8.7 million, respectively.

Interest Income and Average Interest Earning Asset Yields

               Historically, the Company earned interest income primarily from its portfolio of investments and cash equivalents.  The table below shows, for the period January 1, 2001 through July 27, 2001 and for the year ended December 31, 2000, the Company’s average balance of cash equivalents, investments, the yields earned on each type of interest earning asset, the yield on average interest earning assets and total interest income.

	Average Cash Equivalents	Average Amortized Cost of Investments	Total Average Interest Earning Assets	Yield on Average Cash Equivalents	Yield on Average Amortized Cost of Investments	Yield on Average Interest Earning Assets	Total Interest Income

	(dollars in thousands)
For the period January 1, 2001 through July 27, 2001	$19,109	$169,793	$188,902	4.67%	7.30%	7.04%	$7,757
For the year ended December 31, 2000	$20,469	$223,211	$243,680	6.01%	7.70%	7.57%	$18,444

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

Interest Expense and the Average Cost of Funds

               Historically, the Company incurred interest expense primarily from borrowed funds under short-term repurchase agreements that finance most of its portfolio of investments.  Interest expense is calculated in the same manner for tax and GAAP purposes.  The Company generally structured its borrowings to closely correlate the Company’s cost of borrowed funds with changes in one-month LIBOR.

               The table below shows, for the period January 1, 2001 through July 27, 2001 and the year ended December 31, 2000, the Company’s average borrowed funds, interest expense and average cost of funds compared to average one and six-month LIBOR.

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR	Average One- Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Funds Relative to Average One- Month LIBOR	Average Cost of Funds Relative to Average Six- Month LIBOR

	(dollars in thousands)
For the period January1, 2001 through July 27, 2001	$126,104	$4,060	5.47%	4.74%	4.53%	0.21%	0.72%	0.94%
For the year ended December 31, 2000	$162,123	$10,654	6.46%	6.41%	6.65%	(0.24)%	0.05%	(0.19)%

               During 2001, interest rates decreased and, during 2000, interest rates increased due primarily to the effect of interest rate setting actions taken by the Federal Reserve Board.

Interest Rate Agreements

               The Company followed an interest-rate risk-management strategy designed to protect against the adverse effects of major interest rate changes and used a derivative interest rate cap agreement (“cap”).

               During the second quarter of 2000, the Company purchased this cap with a notional amount of $100.0 million for a premium of $3.0 million to reduce the risk of rising interest rates on the cost of the short-term repurchase agreements used to finance its investments.  The cap agreement had a term of three years and provided for monthly payments of interest to the Company to the extent that the one-month LIBOR exceeded 6.54% as applied to the notional amount.  At December 31, 2000, the cap had an estimated fair value of $0.4 million and the Company recorded an unrealized loss of $(2.6) million in the statement of operations.  As a result of the reduction in interest rates in January 2001, the Company closed out the existing cap for $0.3 million in cash and recognized a net loss of $(0.1) million, or $(0.01) per share in the statement of operations that is comprised of a realized loss of $(2.7) million and an unrealized gain of $2.6 million from the reversal of the unrealized loss on the cap at December 31, 2000 due to its sale.

               Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of Statement No. 133.”  The adoption of the provisions of these accounting pronouncements with respect to the Company’s sole derivative instrument at that time, the interest rate agreement, had no impact on the Company’s financial condition or results of operations.

               The Company did not enter into any other interest rate agreements during 2001 and 2000.

General and Administrative Expenses

               General and administrative expenses (“operating expense” or “G&A expense”) consisted of management and incentive fees incurred to Mariner and professional and other expenses.

	Management Fees	Incentive Fees	Other G&A Expense	Total G&A Expense

	(dollars in thousands)
For the period January 1, 2001 through July 27, 2001	$350	$1,219	$959	$2,528
For the year ended December 31, 2000	$294	$—	$1,323	$1,617

Net Income (Loss) and Return on Average Stockholders’ Equity

               Net loss was $(3.2) million for the period January 1, 2001 through July 27, 2001 compared to net loss of $(15.2) million for the year ended December 31, 2000.  Return on average stockholders’ equity for the period January 1, 2001 through July 27, 2001 was (4.87)% compared to (18.03)% for the year ended December 31, 2000.  The table below shows, on an actual basis, for the period January 1, 2001 through July 27, 2001 and the year ended December 31, 2000, the Company’s net interest income, losses from investment activities, losses from impairment charges and G&A expense each as a percentage of average stockholders’ equity and the return on average stockholders’ equity.

	Net Interest Income	Losses from Investment Activities	Losses from Impairment Charges	G&A Expense	Return on Average Stockholders’ Equity

For the period January 1, 2001 through July 27, 2001	5.67%	(6.66)%	—	(3.88)%	(4.87)%
For the Year Ended December 31, 2000	9.24%	(4.41)%	(20.94)%	(1.92)%	(18.03)%

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

Financial Condition

               Investments

               During the year ended December 31, 2002, the Company disposed of all of its remaining Mortgage Securities that were not previously determined to be other-than-temporarily impaired and Mortgage Loans that it held on December 31, 2001 at their carrying values, pursuant to the Plan of Liquidation and Dissolution.  The Mortgage Securities owned and previously determined to be other-than-temporarily impaired are estimated to have no net realizable value at December 31, 2002.

Liquidity and Capital Resources

               Liquidity measures the Company’s ability to turn non-cash assets into cash during the liquidation period to satisfy its commitments to pay ongoing general and administrative expenses including estimated costs of liquidation, and to make distributions to stockholders.  As of December 31, 2002, all of the readily marketable  non-cash assets of the Company were converted into cash and the balance of cash and cash equivalents amounted to $18.9 million.  The Company believes that its cash on hand and earnings from its cash equivalents will be adequate to support the Company and pay its obligations during the liquidation period.  The Delaware Court of Chancery granted permision on March 18, 2003 to make a distribution of $0.50 per outstanding share of common stock and the Company expects to make that distribution on April 8, 2003 to stockholders of record as of March 31, 2003.

               During May 2002, the Company repaid its outstanding repurchase agreement.  At December 31, 2001, the Company had a $2.0 million repurchase agreement outstanding with a weighted average borrowing rate of 3.24% and a remaining maturity of 28 days.  At December 31, 2001, investments actually pledged had an estimated fair value of $2.0 million.

Distributions and Taxable Income; REIT Status

               At its inception, the Company elected to be taxed as a REIT under the Code commencing with its short taxable year ended December 31, 1997.  The Company qualified as a REIT for the taxable years ended December 31, 1997 through 2001.  The Company did not qualify as a REIT for the year beginning January 1, 2002.

               In accordance with the Plan of Liquidation and Dissolution that received the approval of the Delaware Court of Chancery, on December 28, 2001, the Company made a distribution of $3.00 per outstanding share of common stock to stockholders of record as of December 17, 2001.  As of December 31, 2002, the estimated net realizable value of the Company’s net assets in liquidation was $1.31 per share.  The Delaware Court of Chancery granted permission on March 18, 2003 to make a distribution of $0.50 per outstanding share of common stock and the Company expects to make that distribution on April 8, 2003 to stockholders of record as of March 31, 2003.  After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining net assets in liquidation over the two year period following this approval, with a final liquidating distribution to occur thereafter.  The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses, as well as other factors beyond the control of the Company.

Cautionary Statement Regarding Forward-Looking Statements

               Certain statements contained under “Items 1. and 2. Business and Properties” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those described below:

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

•

The Company does not qualify as a REIT; therefore it no longer is entitled to deduct dividends paid to stockholders from its taxable income.  In this case, the Company would be subject to federal income tax at corporate rates (including any applicable alternative minimum tax) with respect to gains from liquidating sales of assets and income from operations for that year and for subsequent taxable years.  These federal income taxes would reduce the amounts otherwise distributable to its stockholders.

•

The amount and timing of the liquidation proceeds depends largely on factors beyond the control of the Company, including, without limitation, the approval of the Delaware Court of Chancery,  and the amount and nature of any unknown contingent liabilities.

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

               As a result of the sales during 2002 of all the remaining Mortgage Assets that were not previously determined to be other-than-temporarily impaired, the Company’s market risk with its portfolio of Mortgage Assets has been eliminated.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               Not Applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

Directors

               The Company’s Certificate of Incorporation and bylaws provide that the Board of Directors will consist of five directors, divide the Board of Directors into three classes, Class I, II and III, with the classes serving staggered three-year terms, and provide that the number of directors may be changed by a majority vote of the entire Board of Directors.  The Company’s bylaws provide that, except in the case of a vacancy, a majority of the members of the Board of Directors will at all times be independent directors that are not affiliated directly or indirectly with any person or entity, if any, responsible for directing or performing the day-to-day business affairs of the Corporation, and that any vacancies may be filled by a majority vote of the remaining directors.

               The Company’s directors are as follows:

Name	Age	Position	Director Since

Ronald J. Artinian	54	Director - Class II	2000
Mark W. Hobbs	47	Director - Class I	2000
Arthur House	60	Director - Class II	2000
Jonathan Ilany	49	Director - Class III	1998
William J. Michaelcheck	56	Chief Executive Officer, Chairman and Director - Class III	1999

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

               Mark W. Hobbs has been a director of LASER since October 2000, and is currently President and Chief Operating Officer of J Net Enterprises, Inc., a public company listed on the OTCBB.  From 1995 until his appointment to J Net Enterprises in June 2000, Mr. Hobbs was a partner in Mariner Investment Group, an affiliate of Mariner.  Prior to Mariner Investment Group, Mr. Hobbs was involved in private investing and financial consulting from 1991 to 1995.  From 1982 to 1991, Mr. Hobbs was President of Rosewood Financial, Inc., a private investment management company.

               Arthur House has been a director of LASER since October 2000, and is currently Principal of Meridian Public Affairs, a communications and government relations firm specializing in financial communications.  Mr. House was formerly Senior Vice President, Corporate Affairs at Tenneco Inc., from June 1992 to September 1997.

               Jonathan Ilany has been a director of the Company since 1998 and an employee of Mariner Investment Group since September 2000.  Prior to joining Mariner Investment Group, Mr. Ilany was the Chief Executive Officer and a director of Angiosonics, Inc., a private medical device company with operations in the United States and Israel.  Before joining Angiosonics, Inc. in 1996, Mr. Ilany had been, since 1987, a Senior Managing Director of

Bear, Stearns & Co. Inc. (“Bear Stearns”) and served on the Board of Directors of The Bear Stearns Companies Inc. until 1995.

               William J. Michaelcheck has been the President and Chief Executive Officer of the Company since November 1999 and the Chairman and sole member of Mariner since its inception in October 1999.  Mr. Michaelcheck has been the Chairman and sole stockholder of Mariner Investment Group since 1992.  Formerly, he was Executive Vice President of The Bear Stearns Companies and a Senior Managing Director of Bear Stearns, where he was co-head of the Fixed-Income Department and also responsible for a large segment of the firm’s trading activities and risk management.  Mr. Michaelcheck joined Bear Stearns in 1979 as co-creator of the Government Bond Department, becoming a General Partner in 1981 and a Senior Managing Director when Bear Stearns became a publicly-held corporation.  He was named Executive Vice President in 1987, and served on the firm’s Executive Committee and Management and Compensation Committee until leaving Bear Stearns in October 1992.

Executive Officers

               See the information appearing under the caption “Executive Officers” of the Registrant in Part I of the Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

               Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC and any national securities exchange on which such securities are registered.  Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all such reports they file.

               Based solely on a review of the copies of such reports furnished to the Company, or written representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with through December 31, 2002.

Item 11.     Executive Compensation.

               From November 1, 1999 to November 1, 2001, Mariner served as the external manager of the Company.  Under the management agreement with Mariner then in effect, which was entered into on November 1, 2000 and terminated on November 1, 2001, LASER did not pay any compensation to the Company’s executive officers for their services, as they were employed by Mariner.  Upon the termination of the management agreement on November 1, 2001, the Company became self managed and entered into employment agreements with William J. Michaelcheck, the President and Chief Executive Officer of the Company, and Charles R. Howe, II, the Vice President, Treasurer and Secretary of the Company, each at a salary of $10,000 per month.  Effective October 1, 2002, the employment agreement with Mr. Howe was amended to reduce his salary to $5,000 per month.  The Company paid no other compensation to its executive officers in 2001.  Messrs. Michaelcheck and Howe continue to have significant responsibilities at Mariner.  All of the management arrangements discussed above have been ratified and approved by the Compensation Committee of the Board of Directors.

Compensation of Directors

               The Company pays each independent director compensation of $10,000 per annum and a fee of $500 for each meeting of the Board of Directors that he attends.  The Company reimburses each director for ordinary and necessary expenses related to such director’s attendance at Board of Directors and committee meetings.

Compensation Committee Interlocks and Insider Participation

               Messrs. Artinian, Hobbs and House currently are independent directors and serve on the Compensation Committee.  No interlocking relationship exists between members of the Company’s Board of Directors or the

Compensation Committee or officers responsible for compensation decisions and the Board of Directors or compensation committee of any other company, nor has such interlocking relationship existed in the past.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management

               The following table sets forth certain information known to the Company with respect to beneficial ownership of its common stock as of March 11, 2003, by (i) each executive officer and director, (ii) any person known to the Company to be the beneficial owner of five percent or more of the common stock and (iii) all directors and executive officers as a group.  Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

	Shares Beneficially Owned

Name and Address of Beneficial Owner (1)	Number of Shares	Percent

William J. Michaelcheck (2)	836,900	5.96%
Charles R. Howe, II (2)	836,900	5.96%
Jonathan Ilany (2)	836,900	5.96%
Ronald J. Artinian	6,000	*
Mark W. Hobbs	0	0
Arthur House	0	0
Highfields Capital Management L.P. (3)	3,275,900	23.33%
Legg Mason, Inc. (4)	1,938,330	13.81%
Warren E. Buffett (5)	1,360,000	9.69%
Loeb Arbitrage Fund; Loeb Partners Corporation (6)	1,072,300	7.64%
SLS Management, LLC (6)	957,600	6.82%
Jay Buck (8)	899,500	6.41%
Mariner Investment Group, Inc. (2)	836,900	5.96%
Lloyd I. Miller, III (9)	731,400	5.21%
All directors and executive officers as a group (6 persons)	842,900	6.00%

*  Less than one percent

(1)

The address of each of the executive officers, and directors of LASER is c/o LASER Mortgage Management, Inc., c/o Mariner Investment Group, Inc. 780 Third Avenue, 16th Floor, New York, New York, 10017.  The address of Highfields Capital Management L.P. is 200 Clarendon Street, 51st Floor, Boston, Massachusetts 02117.  The address of Legg Mason, Inc. is 100 Light Street, Baltimore, Maryland 21202.  The address of Warren E. Buffett is 1440 Kiewit Plaza, Omaha, Nebraska 68131.  The address of Loeb Partners Corporation and Loeb Arbitrage Fund is 61 Broadway, New York, New York 10006.  The address of SLS Management, LLC is 140 West 57th Street, New York, New York 10019. The address of New Ellington Partners LP is 53 Forest Avenue, Old Greenwich, Connecticut 06870.  The address of Jay Buck is 104 Field Point Road, Greenwich, Connecticut 06830.  The address of Mariner Investment Group, Inc. is 780 Third Avenue, 16th Floor, New York, New York 10017.  The address of Lloyd I. Miller is 4550 Gordon Drive, Naples, Florida 34102.

(2)

Based on Schedule 13D filed on November 12, 1999.  Includes all of the shares of common stock owned beneficially by clients advised by Mariner Investment Group, Inc., of which Mr. Michaelcheck is the sole stockholder, Mr. Howe is the Chief Financial Officer and Mr. Ilany is an employee.

(3)

Based on Schedule 13G filed on February 16, 1999.  Includes all of the shares of common stock owned beneficially by Highfields Capital Ltd., Highfields Capital I LP and Highfields Capital II LP.  Mr. Richard L. Grubman and Jonathon S. Jacobson are the managing members of Highfields Associates, which directs the affairs of Highfields Capital I LP and Highfields Capital II LP, and Highfields GP LLC, the general partner of Highfields Capital Management LP.

(4)	Based on Schedule 13G filed on February 12, 1999. Includes all of the shares of common stock owned beneficially by certain mutual funds advised by Legg Mason, Inc.

(5)	Based on Schedule 13G/A filed on February 14, 2002.

(6)

Based on Schedule 13D filed on November 15, 2002.  Includes all of the shares of common stock owned beneficially by Loeb Partners Corporation, Loeb Arbitrage Fund and shares of common stock purchased for the accounts of two customers or Loeb Partners Corporation as to which it has investment discretion.

(7)	Based on Schedule 13G/A filed on February 13, 2003. Includes all of the shares of common stock owned beneficially by other entities.

(8)

Based on Schedule 13G filed on July 24, 2000.  Includes all of the shares of common stock owned beneficially by Rockwood Asset Management Inc., Rockwood Partners and Demeter Asset Management, controlled by Mr. Buck.

(9)

Based on Schedule 13G filed on February 28, 2002.  Includes all of the shares of common stock owned beneficially by certain family trusts.  Mr. Miller is the investment advisor to the trustee of the trusts.

Item 13.     Certain Relationships and Related Transactions.

               Upon the termination of the most recent management agreement on November 1, 2001, the Company became self managed and entered into employment agreements with William J. Michaelcheck, the President and Chief Executive Officer of the Company, and Charles R. Howe, II, the Vice President, Treasurer and Secretary of the Company, each at a salary of $10,000 per month.  Effective October 1, 2002, the employment agreement with Mr. Howe was amended to reduce his salary to $5,000 per month.  Messrs. Michaelcheck and Howe previously were responsible for managing the Company’s portfolio at Mariner and continue to have significant responsibilities at Mariner.

               On November 1, 2001, the Company also entered into a support services agreement with Mariner Investment Group, an affiliate of Mariner, under which Mariner Investment Group will provide the Company with office space and services, bookkeeping and accounting services and such other services as may be agreed upon from time to time by the Company and Mariner Investment Group for a fee of $30,000 per month.  Effective July 1, 2002, the fee under the support services agreement was reduced to $20,000 a month.  All of the management arrangements discussed above have been ratified and approved by the Compensation Committee of the Board of Directors.

               William J. Michaelcheck, the Chairman of Mariner, and the Chairman and sole stockholder of Mariner Investment Group, is LASER’s President and Chief Executive Officer.  Charles R. Howe, II, is the Chief Financial Officer of Mariner, and Mariner Investment Group, is LASER’s Vice President, Treasurer and Secretary.  Jonathan Ilany, a Director of LASER, is an employee of Mariner Investment Group.

Item 14.     Controls and Procedures

               The Company maintains a system of disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) designed to provide reasonable assurance that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company’s principal executive and financial officers have evaluated the disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

               There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the completion of the evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

                                   3.                Exhibits:  See “Exhibit Index.”

                (b)                The Company did not file any current reports on Form 8-K during the quarter ended December 31, 2002.

LASER MORTGAGE MANAGEMENT, INC.

INDEX TO FINANCIAL STATEMENTS

Page

INDEPENDENT AUDITORS’ REPORT	F-2

FINANCIAL STATEMENTS:

Statements of Net Assets in Liquidation as of December 31, 2002 and December 31, 2001	F-3

Statements of Changes in Net Assets in Liquidation for the year ended December 31, 2002 and for the period from July 28, 2001 through December 31, 2001 (Liquidation Basis)	F-4

Statements of Operations and Comprehensive Income for the period from January 1, 2001 through July 27, 2001 and for the year ended December 31, 2000 (Going Concern Basis)	F-5

Statements of Stockholders’ Equity for the period from January 1, 2001 through July 27, 2001 and for the year ended December 31, 2000 (Going Concern Basis)	F-6

Statements of Cash Flows for year ended December 31, 2002 and for the period from July 28, 2001 through December 31, 2001 (Liquidation Basis)	F-7

Statements of Cash Flows for the period from January 1, 2001 through July 27, 2001 and for the year ended December 31, 2000 (Going Concern Basis)	F-8

Notes to Financial Statements	F-9

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of
LASER Mortgage Management, Inc.

We have audited the accompanying statements of net assets in liquidation of LASER Mortgage Management, Inc. (the “Company”) as of December 31, 2002 and 2001 and the related statements of changes in net assets in liquidation and cash flows for the year ended December 31, 2002 and for the period from July 28, 2001 through December 31, 2001.  In addition, we have audited the accompanying statements of operations and comprehensive income, stockholders’ equity and cash flows for the period from January 1, 2001 through July 27, 2001, and for the year ended December 31, 2000.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets in liquidation of the Company as of December 31, 2002 and 2001, the changes in its net assets in liquidation and its cash flows for the year ended December 31, 2002 and for the period from July 28, 2001 through December 31, 2001, and the results of its operations and its cash flows for the period from January 1, 2001 through July 27, 2001, and for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

March 27, 2003
Deloitte & Touche LLP

LASER Mortgage Management, Inc.

STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

	AS OF

	DECEMBER 31, 2002	DECEMBER 31, 2001

ASSETS
Cash and cash equivalents	$18,941,547	$2,960,185
Investment in securities	—	15,305,268
Investment in mortgage loans	—	2,004,114
Interest and principal paydowns receivable	594	1,649,692

Total assets	18,942,141	21,919,259

LIABILITIES
Repurchase agreements	—	2,028,000
Accrued interest payable	—	30,576
Accounts payable and accrued expenses	197,444	892,513
Reserve for estimated liquidation costs	410,759	524,937

Total liabilities	608,203	3,476,026

Net assets in liquidation	$18,333,938	$18,443,233

See notes to financial statements.

LASER Mortgage Management, Inc.

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

	FOR THE YEAR ENDED DECEMBER 31, 2002	FOR THE PERIOD FROM JULY 28, 2001 THROUGH DECEMBER 31, 2001

Interest Income:
Securities and mortgage loans	$174,757	$1,963,752
Cash and cash equivalents	301,273	225,897

Total interest income	476,030	2,189,649
Interest Expense:
Repurchase agreements	19,662	419,590

Net interest income	456,368	1,770,059
Net gain on securities	274,407	607,650
General and administrative expenses	840,070	552,796

(Decrease) increase in net assets in liquidation from operating activities	(109,295)	1,824,913

Liquidation distribution to stockholders	—	(42,116,949)

Adjustments to reflect the change to liquidation basis accounting:
Reduction to reflect estimated net realizable value of securities	—	(938,188)
Write-off of prepaid expenses	—	(1,098,222)
Reserve for estimated liquidation costs	—	(700,000)

Adjustment to liquidation basis accounting		(2,736,410)

Net assets in liquidation at beginning of period	18,443,233	61,471,679

Net assets in liquidation at end of period	$18,333,938	$18,443,233

See notes to financial statements.

LASER Mortgage Management, Inc.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(GOING CONCERN BASIS)

	FOR THE PERIOD FROM JANUARY 1, 2001 THROUGH JULY 27, 2001	FOR THE YEAR ENDED DECEMBER 31, 2000

Interest Income:
Securities and mortgage loans	$7,231,003	$17,194,218
Cash and cash equivalents	525,563	1,249,762

Total interest income	7,756,566	18,443,980

Interest Expense:
Repurchase agreements	4,059,974	10,654,039
Other	—	20,629

Total interest expense	4,059,974	10,674,668

Net interest income	3,696,592	7,769,312
Net realized loss on securities	(4,218,425)	(1,125,623)
Net loss on interest rate agreement	(120,000)	(2,580,000)
Impairment loss on securities	—	(17,596,917)
General and administrative expenses	2,527,690	1,617,097

Net loss	$(3,169,523)	$(15,150,325)

Other Comprehensive Income:
Unrealized net gain (loss) on securities:
Unrealized holding loss arising during the period	(3,016,779)	(9,973,400)
Add: reclassification adjustment for net realized loss included in net loss	4,218,425	8,722,540

Other comprehensive income	1,201,646	8,749,140

Comprehensive loss	$(1,967,877)	$(6,401,185)
NET LOSS PER SHARE:
Basic	$(0.23)	$(1.05)
Diluted	$(0.23)	$(1.05)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	14,038,983	14,369,081

Diluted	14,038,983	14,369,081

See notes to financial statements.

LASER Mortgage Management, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2001 THROUGH JULY 27, 2001 AND
FOR THE YEAR ENDED DECEMBER 31, 2000 (GOING CONCERN BASIS)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Distributions and Losses	Treasury Stock at Cost	Total Stockholders’ Equity

BALANCE, DECEMBER 31, 1999	$20,119	$283,012,967	$(12,422,818)	$(167,921,096)	$(29,697,495)	$72,991,677

Comprehensive loss:
Net loss	—	—	—	(15,150,325)	—	(15,150,325)

Other comprehensive income:
Unrealized holding loss arising during the year	—	—	(9,973,400)	—	—	(9,973,400)
Reclassification adjustment for net realized loss included in net loss	—	—	18,722,540	—	—	18,722,540

Other comprehensive income	—	—	8,749,140	—	—	8,749,140

Comprehensive loss						(6,401,185)
Repurchase of common stock	—	—	—	—	(3,150,936)	(3,150,936)

BALANCE, DECEMBER 31, 2000	20,119	283,012,967	(3,673,678)	(183,071,421)	(32,848,431)	63,439,556

Comprehensive loss:
Net loss	—	—	—	(3,169,523)	—	(3,169,523)

Other comprehensive income:
Unrealized holding loss arising during the period	—	—	(3,016,779)	—	—	(3,016,779)
Reclassification adjustment for net realized loss included in net loss	—	—	4,218,425	—	—	4,218,425

Other comprehensive income	—	—	1,201,646	—	—	1,201,646

Comprehensive loss						(1,967,877)

BALANCE, JULY 27, 2001	$20,119	$283,012,967	$(2,472,032)	$(186,240,944)	$(32,848,431)	$61,471,679

See notes to financial statements

LASER Mortgage Management, Inc.

STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

	FOR THE YEAR ENDED DECEMBER 31, 2002	FOR THE PERIOD JULY 28, 2001 THROUGH DECEMBER 31, 2001

Cash Flows From Operating Activities
(Decrease) increase in net assets in liquidation from operating activities	$(109,295)	$1,824,913
Adjustments to reconcile (decrease) increase in net assets in liquidation from operating activities to net cash (used in) provided by operating activities:
Amortization of mortgage premiums and discounts, net	(8,766)	(44,472)
Net loss (gain) on securities	33,614	(607,650)
Decrease in interest receivable	317,684	416,991
Decrease in accrued interest payable	(30,576)	(671,397)
(Decrease) increase in accounts payable and accrued expenses	(695,069)	66,500
Decrease in reserve for estimated liquidation costs	(114,178)	(175,063)

Net cash (used in) provided by operating activities	(606,586)	809,822

Cash Flows From Investing Activities
Proceeds from sale of securities.	16,105,648	45,069,534
Principal payments on securities and mortgage loans	2,510,300	20,969,010

Net cash provided by investing activities	18,615,948	66,038,544

Cash Flows From Financing Activities
Repayments of repurchase agreements	(2,028,000)	(44,363,576)
Liquidation distribution to stockholders	—	(42,116,949)

Net cash used in financing activities	(2,028,000)	(86,480,525)

Net increase (decrease) in cash and cash equivalents	15,981,362	(19,632,159)
Cash and cash equivalents at beginning of period	2,960,185	22,592,344

Cash and cash equivalents at end of period	$18,941,547	$2,960,185

Supplemental Disclosure of Cash Flow Information:
Interest paid	$(50,238)	$(1,090,987)

Supplemental Disclosure of Non-Cash Operating Activities:
Adjustment to liquidation basis accounting	$—	$(2,736,410)

See notes to financial statements

LASER Mortgage Management, Inc.

STATEMENTS OF CASH FLOWS
(GOING CONCERN BASIS)

	FOR THE PERIOD JANUARY 1, 2001 THROUGH JULY 27, 2001	FOR THE YEAR ENDED DECEMBER 31, 2000

Cash Flows From Operating Activities:
Net loss	$(3,169,523)	$(15,150,325)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of mortgage premiums and discounts, net	(186,354)	(835,665)
Unrealized (gain) loss on interest rate agreement	(2,580,000)	2,580,000
Impairment loss on securities	—	17,596,917
Net realized loss on sale of securities and interest rate agreement	6,918,425	1,125,623
Change in assets and liabilities:
Decrease (increase) in interest receivable	2,280,392	(2,048,041)
Decrease in margin deposits on repurchase agreements	—	425,000
Decrease (increase) in prepaid expenses	318,570	(1,416,792)
Increase (decrease) in accrued interest payable	141,843	410,870
Increase (decrease) in accounts payable and accrued expenses	96,310	(351,357)
Decrease in payable to manager	—	(42,754)

Net cash provided by operating activities	3,819,663	2,293,476

Cash Flows From Investing Activities:
Purchase of securities	(55,048,842)	(511,979,144)
(Decrease) increase in payable for securities acquired	(23,321,844)	23,321,844
Purchase of interest rate agreement	—	(2,960,000)
Proceeds from sale of securities	255,982,732	261,390,441
Proceeds from sale of interest rate agreement	260,000	—
Principal payments on securities and mortgage loans	30,843,850	22,702,504

Net cash provided by (used in) investing activities	208,715,896	(207,524,355)

Cash Flows From Financing Activities:
Proceeds from repurchase agreements	1,960,972,986	1,706,908,627
Repayments of repurchase agreements	(2,154,458,410)	(1,511,049,627)
Payments for repurchase of common stock, net of issuances	—	(3,150,936)

Net cash(used in)provided by financing activities	(193,485,424)	192,708,064

Net increase (decrease) in cash and cash equivalents	19,050,135	(12,522,815)
Cash and cash equivalents at beginning of period	3,542,209	16,065,024

Cash and cash equivalents at end of period	$22,592,344	$3,542,209

Supplemental Disclosure Of Cash Flow Information:
Interest paid	$(3,918,131)	$(10,054,489)

Noncash financing activities:
Net change in unrealized gain on available-for-sale securities	$1,201,646	$8,749,140

See notes to financial statements.

LASER Mortgage Management, Inc.

NOTES TO FINANCIAL STATEMENTS
December 31, 2002

1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

          LASER Mortgage Management, Inc. (the “Company”) was incorporated in Delaware on May 1, 2001, as a wholly-owned subsidiary of LASER Mortgage Management, Inc., a Maryland corporation (“LASER Maryland”), and is the successor by merger to LASER Maryland.  LASER Maryland was incorporated in Maryland on September 3, 1997 and commenced its operations on November 26, 1997.  On May 30, 2001, the Company’s Board of Directors and sole stockholder, LASER Maryland, approved the liquidation and dissolution of the Company under the terms and conditions of the Plan of Liquidation and Dissolution, subject to the approval of the Plan of Liquidation and Dissolution by the stockholders of LASER Maryland.  On July 27, 2001, the stockholders of LASER Maryland, at the annual meeting, approved the reincorporation of LASER Maryland in Delaware (the “Reincorporation”), through the merger of LASER Maryland with and into the Company, and the subsequent liquidation and dissolution of the Company under the terms and conditions of the Plan of Liquidation and Dissolution.  On July 31, 2001, LASER Maryland completed the Reincorporation by merging with and into the Company.  As of the effective date of the Reincorporation, LASER Maryland ceased to exist.  On August 3, 2001, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware, and the dissolution of the Company was effective upon such filing.  The Company has ceased to conduct normal business operations and now operates solely for the purpose of providing for the satisfaction of its obligations, adjusting and winding-up its business and affairs and distributing its remaining net assets.  References herein to “LASER” or the “Company” include LASER Maryland prior to the date of the Reincorporation, as applicable.

          In accordance with the Plan of Liquidation and Dissolution, receiving the approval of the Delaware Court of Chancery, on December 28, 2001, the Company made a distribution of $3.00 per outstanding share of common stock to stockholders of record as of December 17, 2001.  As of December 31, 2002, the estimated net realizable value of the Company’s net assets in liquidation was $1.31 per share.  The Delaware Court of Chancery granted permission on March 18, 2003 to make a distribution of $0.50 per outstanding share of common stock and the Company expects to make that distribution on April 8, 2003 to stockholders of record as of March 31, 2003.   After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining net assets in liquidation over the next two years with a final liquidating distribution to occur thereafter.  The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses, as well as other factors beyond the control of the Company.

          The Company was organized to create and manage an investment portfolio of primarily mortgage-backed securities and mortgage loans that, in combination with financing and hedging activities, would generate income for distribution to its stockholders while preserving the Company’s capital base.  At its inception, the Company elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 1997.  The Company qualified as a REIT for the taxable years ended December 31, 1997 through 2001.  The Company did not qualify as a REIT for the year beginning January 1, 2002.

          Basis of Presentation – As described above, stockholders approved the Plan of Liquidation and Dissolution of the Company on July 27, 2001.  As a result, the Company adopted liquidation basis accounting effective July 28, 2001.  Accordingly, the Company’s assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, including an accrual for estimated expenses associated with the liquidation of the Company.  Before the adoption of liquidation basis accounting, the Company operated as a continuing business and followed going concern basis accounting.  Because substantially all of the existing assets and liabilities of the Company were carried at approximate fair value in accordance with generally accepted accounting principles (“GAAP”), the adoption of liquidation basis accounting did not have a material impact on the Company’s financial statements other than requiring the Company to charge stockholders’ equity for the reduction in the carrying value of securities to reflect their estimated net realizable value, the write-off of the remaining balance of prepaid expenses, and the reserve for estimated expenses associated with the liquidation of the Company.  However, the valuation of assets and liabilities at their estimated net realizable values and estimated settlement amounts, respectively, necessarily requires estimates and assumptions.  Changes in market conditions, actual costs associated with the liquidation, and other factors may affect the amounts ultimately realized or settled, and those amounts may differ, perhaps materially, from the carrying values on the Company’s financial statements.

          A summary of the Company’s significant accounting policies follows:

          Cash Equivalents – Cash equivalents consist of an overnight reverse repurchase agreement.  The amount reported on the statements of net assets in liquidation represents the amount advanced under the agreement.

          Investments – The Company invested primarily in mortgage-backed securities and mortgage loans.  The mortgage-backed securities included privately issued or U.S. government or agencies issued mortgage pass-through certificates, collateralized mortgage obligations and other securities representing interests in, or obligations backed by, pools of mortgage loans (collectively, “Mortgage Securities”).  The mortgage loans were secured by first or second liens on single-family residential, multi-family residential, commercial or other real property  (“Mortgage Loans,” and together with Mortgage Securities, “Mortgage Assets”).  The Company also invested in other debt and equity securities (together with Mortgage Securities, “Securities,” and together with Mortgage Assets, “Investments”).

          Before the adoption of liquidation basis accounting and in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company classified its Securities as available-for-sale.  The available-for-sale classification required that those Securities be carried at estimated fair value, with unrealized gains and losses reported on the balance sheet as a separate component of stockholders’ equity within accumulated other comprehensive loss.  This classification was appropriate since the Company may have needed to sell, from time to time, any of its Securities as part of its overall management of its balance sheet even though the Company generally intended to hold most of its Securities until maturity.

          After the adoption of liquidation basis accounting, the Company’s Investments were carried at estimated net realizable value on the statements of net assets in liquidation, with unrealized gains and losses reported on the statements of changes in net assets in liquidation.

          The Company’s Mortgage Loans were carried at estimated net realizable value on the statements of net assets in liquidation, with unrealized gains and losses reported on the statements of changes in net assets in liquidation.  Before the adoption of liquidation basis accounting, the Company’s Mortgage Loans were carried on the balance sheet at their unpaid principal balance, net of unamortized discount or premium.

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

          Interest Rate Agreements – The Company followed an interest-rate risk-management strategy designed to protect against the adverse effects of major interest rate changes and used a derivative interest rate cap agreement (“cap”).

          A cap is a contractual agreement for which the Company pays an initial premium in return for subsequent cash flows to the Company to the extent that a specific interest rate index exceeds the contractual fixed rate, applied to a notional amount.  The amount of the risk of loss on a cap is the premium paid.  The cap was carried at estimated fair value with changes in fair value reported on the statements of operations.  Interest payments received were recorded as a component of net interest income on the statements of operations.

          Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of Statement No. 133.”  The adoption of the provisions of these accounting pronouncements with respect to the Company’s sole derivative instrument at that time, the interest rate agreement, had no impact on the Company’s financial condition or results of operations.

          Repurchase Agreements – The Company utilized repurchase agreements to finance most of its Investments.  The repurchase agreements were collateralized by certain of the Company’s Investments and carried interest rates that generally moved in close relation to the one-month London Interbank Offered Rate (“LIBOR”).

The amount reported on the statements of net assets in liquidation represented the contractual amount to be repaid under such agreement.

          Reserve for Estimated Liquidation Costs – Under liquidation basis accounting, the Company is required to estimate and accrue the costs directly associated with the liquidation.  The amount recorded in the statements of net assets in liquidation represents estimated professional fees and other expenses expected to be incurred in connection with liquidation activities and paid out over the course of the liquidation.  The ongoing general and administrative expenses related to operating the Company until its liquidation is completed have not been included in this reserve.  The ultimate amount paid might vary significantly due to, among other things, the timing of the liquidation.

          Fair Value of Financial Instruments – The fair values of the Company’s Investments and interest rate agreement were based on prices and valuations provided by dealers who make markets in these financial instruments.  The fair values reported reflected estimates and were not necessarily indicative of the amounts the Company could have realized in a current market exchange.  The carrying values of cash equivalents, interest and principal paydowns receivable, accrued interest payable, the repurchase agreements and other financial assets and liabilities approximated their estimated fair value because of the short-term nature of these financial instruments.  Estimated net realizable value approximates estimated fair value as presented in these financial statements.

          Income Taxes – At its inception, the Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 1997.  As such, the Company generally had been entitled to a deduction for all dividends it paid to its stockholders for a taxable year.  As a result, the Company had not been subject to federal income taxation with respect to its distributed income.  Qualification as a REIT requires that the Company satisfy a number of asset, income and distribution tests.  The Company qualified as a REIT for the taxable years ended December 31, 1997 through 2001.  The Company did not qualify as a REIT for the year beginning January 1, 2002.

          The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes”, which provides for the recognition of deferred tax assets and liabilities relating to the future tax consequences of net operating loss carryforwards and the differences between the financial reporting amounts and the tax bases of assets and liabilities, measured using the enacted tax rates and laws that are expected to be in effect when the taxes are actually paid or recovered.  When the Company determines that it is more likely than not that the measured amount of the deferred tax assets will not be realized, the Company will reduce the deferred tax assets through a valuation allowance.

          Use of Estimates – The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.

2.       MORTGAGE SECURITIES

          All of the Mortgage Securities as shown in the following table as of December 31, 2001, were sold during January 2002.

Agency Floating Rate Mortgage Securities

Current principal amount	$14,854,868
Unamortized premium	217,674

Amortized cost	15,072,542
Gross unrealized gains	232,726

Estimated net realizable value	$15,305,268

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

          On October 23, 2000 the Company filed suit in the Southern District of New York against ASC, Nomura Asset Capital Corporation (“Nomura Asset”) and Nomura alleging that the defendants defrauded the Company into purchasing approximately $19.0 million worth of ASC Securities by failing to disclose, among other things, that one of largest loans in the mortgage pool was seriously troubled.  During the quarter ended December 31, 2000, the Company recognized the probable other-than-temporary impairment of those Securities by charging the statement of operations and crediting accumulated other comprehensive loss on the balance sheet for the aggregate cumulative loss of $(17,596,917); such recognition had no further impact on stockholders’ equity from the time of the earlier increase in unrealized loss.

          On February 4, 2003, the Company withdrew the lawsuit and all claims were dismissed with prejudice and without costs.

          The Securities owned and previously determined to be other-than-temporarily impaired are estimated to have no net realizable value at December 31, 2002. However, during March of 2003, the Company was able to sell the ASC Securities (see Note 12).

3.      MORTGAGE LOANS

          During May 2002, the Company sold all of the remaining Mortgage Loans it owned at their estimated net realizable value of $1,677,563.  At December 31, 2001, the estimated net realizable value (and current principal amount) of the Company’s Mortgage Loans amounted to $2,004,114.

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

6.      RESERVE FOR ESTIMATED LIQUIDATION COSTS

          At the time of the adoption of liquidation basis accounting, the Company recorded $700,000 for estimated professional fees and other expenses directly related to the liquidation that are anticipated to be incurred over the course of the liquidation.  The ongoing general and administrative expenses related to operating the Company until its liquidation is completed have not been included in this reserve.  At December 31, 2002 and 2001, the reserve for estimated liquidation costs amounted to $410,759 and $524,937, respectively.  During the year ended December 31, 2002 and the period July 28, 2001 through December 31, 2001, the Company paid $114,178 and $175,063, respectively, of liquidation costs.  During the period January 1, 2001 through July 27, 2001, the Company incurred approximately $1.4 million of costs directly related to the liquidation of the Company.  Such costs were recorded in general and administrative expenses on the statement of operations.

7.      STOCKHOLDERS’ EQUITY

          Common Stock – At each of December 31, 2002 and 2001, the Company had 100,000,000 common shares authorized and 20,118,749 common shares issued.

          Dividends/Distributions – On December 28, 2001, a cash liquidation distribution of $3.00 per outstanding share of common stock, or $42,116,949, was made in accordance with the Company’s Plan of Liquidation and Dissolution.

          Treasury Stock - Pursuant to the common stock repurchase program, the Company repurchased 825,600 shares of common stock for $3,150,936 during the year ended December 31, 2000.  No shares of common stock were repurchased during 2002 and 2001.  At December 31, 2002 and 2001, an aggregate 6,079,766 shares of the Company’s issued common stock had been reacquired at an aggregate cost of $32,848,431.

8.      LONG-TERM STOCK INCENTIVE PLAN

          LASER Maryland had adopted a Long-Term Stock Incentive Plan for directors, executive officers and key employees (the “Incentive Plan”).  The Incentive Plan authorized the Compensation Committee of the Board of Directors to grant awards, including incentive stock options as defined under Section 422 of the Code, options not so qualified and deferred common stock.  The Incentive Plan authorized an aggregate of 2,066,666 shares of LASER Maryland’s common stock for the granting of options or other awards.  Upon the effectiveness of the Reincorporation, the Incentive Plan was terminated.

          There were no outstanding awards under the Incentive Plan during 2002 and none were outstanding or reserved for issuance at December 31, 2001.  During the year ended December 31, 2000, stock options of 10,000 were terminated.

9.     LOSS PER SHARE (“LPS”)

          Basic LPS is computed by dividing the net loss attributable to common shares by the weighted average number of common shares outstanding during the period.  The calculation of diluted LPS considers the effect of all dilutive potential common shares that were outstanding during the period under the Company’s Incentive Plan.  Basic and diluted LPS for the period January 1, 2001 through July 27, 2001 and for the year ended December 31, 2000 was as follows:

	For the Period January 1, 2001 Through July 27, 2001

	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount

Basic LPS	$(3,169,523)	14,038,983	$(0.23)

Diluted LPS	$(3,169,523)	14,038,983	$(0.23)

	For the Year Ended December 31, 2000

	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount

Basic LPS	$(15,150,325)	14,369,081	$(1.05)

Diluted LPS	$(15,150,325)	14,369,081	$(1.05)

          For the period January 1, 2001 through July 27, 2001, there were no deferred common shares reserved for issuance and there were no outstanding options to purchase common shares of the Company.

          For the year ended December 31, 2000, there were no deferred common shares reserved for issuance.  For the year ended December 31, 2000, options to purchase 7,500 shares of the Company’s common stock were outstanding and were excluded from the computation of diluted LPS for the year then ended because they were anti-dilutive.

10.     MANAGEMENT ARRANGEMENTS

          From November 1, 1999 to November 1, 2001, Mariner Mortgage Management, L.L.C. (“Mariner”) served as the external manager of the Company and was responsible for the day-to-day management of the Company’s investments and operations.

          Under the management agreement then in effect, Mariner became entitled to be paid an incentive fee on the date on which the Board of Directors adopted resolutions approving the liquidation and dissolution.  Pursuant to the terms of the management agreement, an incentive fee of $1,219,285 was paid to Mariner on May 1, 2001.  Mariner was not entitled to receive any other fee upon the adoption of the Plan of Liquidation and Dissolution.  In accordance with the terms of the management agreement, Mariner continued to receive its base management fee of $50,000 per month until the termination of the management agreement on November 1, 2001.

          The table below shows the fees incurred by the Company pursuant to the terms of the Mariner management agreement:

For the period:	Base Fees Incurred

July 28, 2001 through November 1, 2001	$150,000
January 1, 2001 through July 27, 2001	$350,000
January 1, 2000 through December 31, 2000	$294,193

          Other than the $1,219,285 incentive fee paid to Mariner as described above, no incentive fees were paid to Mariner in 2001 or 2000.

          Upon the termination of the management agreement on November 1, 2001, the Company became self managed and entered into employment agreements with William J. Michaelcheck, the President and Chief Executive Officer of the Company, and Charles R. Howe, II, the Vice President, Treasurer and Secretary of the Company, each at a salary of $10,000 per month.  Effective October 1, 2002, the employment agreement with Mr. Howe was amended to reduce his salary to $5,000 per month.  Messrs. Michaelcheck and Howe previously were responsible for managing the Company’s portfolio at Mariner and continue to have significant responsibilities at Mariner.

          On November 1, 2001, the Company also entered into a support services agreement with Mariner Investment Group, Inc. (“Mariner Investment Group”), an affiliate of Mariner, under which Mariner Investment Group will provide the Company with office space and services, bookkeeping and accounting services and such other services as may be agreed upon from time to time by the Company and Mariner Investment Group for a fee of $30,000 per month.  Effective July 1, 2002, the fee under the support services agreement was reduced to $20,000 per month.

          For the years ended December 31, 2002 and 2001, the Company incurred $225,000 and $40,000, respectively, of expenses under the employment agreements and $300,000 and $60,000, respectively, of expenses under the support services agreement.

          All of the management arrangements discussed above have been ratified and approved by the Compensation Committee of the Board of Directors.

11.     INCOME TAXES

          At its inception, the Company elected to be taxed as a REIT under the Internal Revenue of 1986, as amended, commencing with its short taxable year ended December 31, 1997.  As such, the Company generally had been entitled to a deduction for all dividends it paid to its stockholders for a taxable year.  As a result, the Company had not been subject to federal income taxation with respect to its distributed income.  Qualification as a REIT requires that the Company satisfy a number of asset, income and distribution tests.  The Company qualified as a REIT for the taxable years ended December 31, 1997 through 2001.  Because less than 75% of the Company’s gross income for the 2002 taxable year did not derive from certain required REIT investments, the Company did not qualify as a REIT for the year beginning January 2002.  As a consequence, the Company will no longer be entitled to deduct dividends paid to stockholders from its taxable income.  The Company is subject to federal income tax at corporate rates (including any applicable alternative minimum tax) with respect to gains from liquidating sales of assets and income from operations for the year ended December 31, 2002 and for subsequent taxable years.  The federal income taxes would reduce the amounts otherwise distributable to its stockholders.

          No current income tax expense was reported for the year ended December 31, 2002 due to operating losses calculated for tax purposes.  The deferred federal and state income tax benefits from operating activities for the year ended December 31, 2002 amounted to approximately $38,000 and 13,000, respectively.  Additionally, the deferred federal and state income tax benefits from prior net operating losses that were recognized during 2002 amounted to approximately $42,521,000 and $13,971,00, respectively.  The aggregate gross deferred tax asset recorded as a result of the recognition of these income tax benefits was $56,543,000.  The components of the aggregate gross deferred tax asset at December 31, 2002 were as follows: Net operating loss carryovers were $56,201,000 and the reserve for estimated liquidation costs and other prepaid expenses was $342,000.  Due to the continuing liquidation of the Company and the expectation that the Company will not have sufficient earnings to utilize these deferred tax assets, the entire gross deferred tax asset was fully offset by a $56,543,000 valuation allowance established at December 31, 2002.

          For the tax years ended December 31, 2002, 2001 and 2000, net operating losses as calculated for tax purposes (“NOLs”) are estimated at approximately $(0.7) million, $(1.3) million and $(6.2) million, respectively.  Prior to 2000, the Company experienced approximately $112.6 million of aggregate NOLs.  NOLs generally may be carried forward for 20 years.  The Company believes that during 1999 it experienced an “ownership change” within the meaning of Section 382 of the Code.  Consequently, the Company’s use of NOLs generated before the ownership change to reduce taxable income after the ownership change will be subject to limitations under Code Section 382.  Generally, Code Section 382 limits the use of NOLs in any year to the value of the Company’s common stock on the date of the ownership change multiplied by the long-term tax-exempt rate (published by the IRS) with respect to that date.  The Company believes that the annual limitation with respect to the use of its NOLs is approximately $3.0 million.  The Company believes that as of December 31, 2002, approximately $91.2 million of the estimated cumulative NOL of $120.8 million is subject to the annual limitation.

12.     SUBSEQUENT EVENTS

          On March 21, 2003, the Company sold all of the ASC Securities, which previously were estimated to have no net realizable value, for $2,000,000.  Additionally, during the first quarter of 2003 and in connection with the Company’s continuing corporate operations, the Company purchased a three-year policy extension of the insurance coverage for its directors and officers for $850,000.

          The Delaware Court of Chancery granted permission on March 18, 2003 to make a distribution of $0.50 per outstanding share of common stock.  On March 20, 2003, the Board of Directors declared that the distribution is payable on April 8, 2003 to stockholders of record as of March 31, 2003.

13.     SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

          The quarterly results of operations for the period January 1, 2001 through July 27, 2001 and the year ended December 31, 2000 follow:

	Quarter Ended March 31, 2001	Quarter Ended June 30, 2001	Period July 1, 2001 Through July 27, 2001

	(in thousands, except share and per share data)
Statements of Operations and Comprehensive Income Data:
Interest income:
Securities and mortgage loans	$5,099	$1,659	$473
Cash and cash equivalents	209	254	63

Total interest income	5,308	1,913	536

Interest expense:
Repurchase agreements	3,204	703	153

Net interest income	2,104	1,210	383
Net realized loss on sale of securities	(2,294)	(1,900)	(24)
Net loss on interest rate agreement	(120)	—	—
General and administrative expenses	1,787	570	171

Net (loss) income	$(2,097)	$(1,260)	$188

Other Comprehensive Income :
Unrealized net gain on securities:
Unrealized holding (loss) gain arising during period	(2,206)	(870)	60
Add: reclassification adjustment for net realized loss included in net (loss) income	2,293	1,900	24

Other comprehensive income	87	1,030	84

Comprehensive (loss) income	$(2,010)	$(230)	$272

Net (loss) income per share:
Basic	$(0.15)	$(0.09)	$0.01

Diluted	$(0.15)	$(0.09)	$0.01

Weighted average number of shares outstanding:
Basic	14,038,983	14,038,983	14,038,983

Diluted	14,038,983	14,038,983	14,038,983

	Quarter Ended March 31, 2000	Quarter Ended June 30, 2000	Quarter Ended September 30, 2000	Quarter Ended December 31, 2000

	(in thousands, except share and per share data)
Statements of Operations and Comprehensive Income Data:
Interest income:
Securities and mortgage loans	$1,884	$3,362	$6,005	$5,943
Cash and cash equivalents	505	551	121	73

Total interest income	2,389	3,913	6,126	6,016

Interest expense:
Repurchase agreements	580	1,754	3,874	4,447
Other	—	242	—	(222)

Total interest expense	580	1,996	3,874	4,225

Net interest income	1,809	1,917	2,252	1,791
Net realized (loss) gain on sale of securities	(2,405)	393	371	516
Unrealized loss on interest rate agreement	—	—	—	(2,580)
Impairment loss on securities	—	—	—	(17,597)
General and administrative expenses	792	(186)	319	692

Net (loss) income	$(1,388)	$2,496	$2,304	$(18,562)

Other Comprehensive Income (Loss):
Unrealized net gain (loss) on securities:
Unrealized holding gain (loss) arising during period	74	(10,803)	139	617
Add: reclassification adjustment for net realized loss (gain) included in net (loss) income	2,405	(393)	(371)	17,081

Other comprehensive income (loss)	2,479	(11,196)	(232)	17,698

Comprehensive income (loss)	$1,091	$(8,700)	$2,072	$(864)

Net (loss) income per share:
Basic	$(0.09)	$0.17	$0.16	$(1.32)

Diluted	$(0.09)	$0.17	$0.16	$(1.32)

Weighted average number of shares outstanding:
Basic	14,847,825	14,557,790	14,038,983	14,038,983

Diluted	14,847,825	14,557,790	14,038,983	14,038,983

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

Dated:  March 31, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ William J. Michaelcheck
	Chief Executive Officer, Chairman and Director	March 31, 2003
William J. Michaelcheck	(Principal Executive Officer)

/s/ Charles R. Howe, II
	Vice President, Chief Financial Officer and Treasurer	March 31, 2003
Charles R. Howe, II	(Principal Financial and Accounting Officer)

/s/ Ronald J. Artinian
	Director	March 31, 2003
Ronald J. Artinian

/s/ Mark Hobbs
	Director	March 31, 2003
Mark Hobbs

/s/ Arthur House
	Director	March 31, 2003
Arthur House

/s/ Jonathan Ilany
	Director	March 31, 2003
Jonathan Ilany

CERTIFICATION

          I, William J. Michaelcheck, the Chief Executive Officer of LASER Mortgage Management, Inc., certify that:

          1.     I have received this annual report on Form 10-K of LASER Mortgage Management, Inc.

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ William J. Michaelcheck

William J. Michaelcheck
Chief Executive Officer,
Chairman and Director

CERTIFICATION

          I, Charles R. Howe, II, Chief Financial Officer of LASER Mortgage Management, Inc., certify that:

          1.     I have received this annual report on Form 10-K of LASER Mortgage Management, Inc.

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ Charles R. Howe, II

Charles R. Howe, II
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1	The Articles of Merger (Incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

2.2	The Certificate of Ownership and Merger (Incorporated by reference to Exhibit 2.2 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

2.3	Plan of Liquidation and Dissolution of LASER Mortgage Management, Inc. (Incorporated by reference to Exhibit 2.3 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

3.1

Restated Certificate of Incorporation of LASER Mortgage Management, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

3.2	Bylaws of LASER Mortgage Management, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

10.1	Management Agreement between the Registrant and LASER Advisers, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ending December 31, 1997)

10.2

Consulting Agreement dated as of February 28, 1999 between the Registrant and BlackRock Financial Management, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 28, 1999)

10.3	Management Agreement between the Registrant and Mariner Mortgage Management, L.L.C. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 5, 1999)

10.4

First Amendment to the Management Agreement dated as of November 1, 2000 by and between the Registrant and Mariner Mortgage Management, L.L.C.  (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 3, 2000.)

10.5

Support Services Agreement dated as of November 1, 2001 between the Registrant and Mariner Investment Group, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.)

10.6

Employment Agreement dated as of November 1, 2001 between the Registrant and William J. Michaelcheck (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.)

10.7

Employment Agreement dated as of November 1, 2001 between the Registrant and Charles R. Howe, II (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.)

10.8

Form of Indemnification Agreement between the Registrant and each of Ronald J. Artinian, Mark Hobbs, Arthur House, Jonathan Ilany, William J. Michaelcheck, Charles R. Howe, II, Thomas Arleo, A. George Kallop, William Petersen, and Dennis Winter (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K dated December 31, 2002.)

99.1	Certificate of Dissolution (Incorporated by reference to Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.)

99.2	Section 906 Certification of the Chief Executive Officer.*

99.3	Section 906 Certification of the Chief Financial Officer.*

*Filed herewith