Form 10-Q
period 2003-03-31
LASER MORTGAGE MANAGEMENT INC
filed 2003-05-15
CIK 1046099

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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
(Zip Code)

(212) 758-2024
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date: 14,038,983 shares of common stock, $0.001 par value, outstanding as of May 12, 2003.

LASER MORTGAGE MANAGEMENT, INC.

FORM 10-Q

-i-

PART I.      FINANCIAL INFORMATION

Item 1.    Financial Statements

LASER Mortgage Management, Inc.

Statements of Net Assets in Liquidation
(Liquidation Basis)

	As of

	March 31, 2003 (Unaudited)	December 31, 2002

Assets
Cash and cash equivalents	$19,970,624	$18,941,547
Interest receivable	721	594

Total assets	19,971,345	18,942,141

Liabilities
Distributions payable	7,019,492	—
Accounts payable and accrued expenses	179,552	197,444
Reserve for estimated liquidation costs	396,726	410,759

Total liabilities	7,595,770	608,203

Net assets in liquidation	$12,375,575	$18,333,938

See notes to financial statements.

LASER Mortgage Management, Inc.

Statements of Changes in Net Assets in Liquidation
(Liquidation Basis) (Unaudited)

	For The Three Months Ended

	March 31, 2003	March 31, 2002

Interest Income:
Securities and mortgage loans	$—	$130,776
Cash and cash equivalents	55,612	63,844

Total interest income	55,612	194,620
Interest expense:
Repurchase agreement	—	11,954

Net interest income	55,612	182,666
Net gain on securities	2,026,836	167,150
General and administrative expenses	1,021,319	272,645

Increase in net assets in liquidation from operating activities	1,061,129	77,171
Cash liquidation distribution declared	(7,019,492)	—
Net assets in liquidation at beginning of period	18,333,938	18,443,233

Net assets in liquidation at end of period	$12,375,575	$18,520,404

See notes to financial statements.

LASER Mortgage Management, Inc.

Statements of Cash Flows
(Liquidation Basis) (Unaudited)

	For The Three Months Ended

	March 31, 2003	March 31, 2002

Cash Flows From Operating Activities
Increase in net assets in liquidation from operating activities	$1,061,129	$77,171
Adjustments to reconcile increase in net assets in liquidation from operating activities to net cash (used in) provided by operating activities:
Amortization of mortgage premiums	—	(8,766)
Net (gain) loss on securities	(2,000,000)	33,614
(Increase) decrease in interest receivable	(127)	314,360
Increase in accrued interest payable	—	11,954
Decrease in accounts payable and accrued expenses	(17,892)	(392,234)
Decrease in reserve for estimated liquidation costs	(14,033)	(4,807)

Net cash (used in) provided by operating activities	(970,923)	31,292

Cash Flows From Investing Activities
Proceeds from sale of securities	2,000,000	14,428,085
Principal payments on securities and mortgage loans	—	2,198,817

Net cash provided by investing activities	2,000,000	16,626,902

Net increase in cash and cash equivalents	1,029,077	16,658,194
Cash and cash equivalents at beginning of period	18,941,547	2,960,185

Cash and cash equivalents at end of period	$19,970,624	$19,618,379

See notes to financial statements

LASER Mortgage Management, Inc.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003 (UNAUDITED)

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

          In accordance with the Plan of Liquidation and Dissolution, receiving the approval of the Delaware Court of Chancery, the Company made distributions of $0.50 and $3.00 per outstanding share of common stock on April 8, 2003 and December 28, 2001, respectively, to stockholders of record as of March 31, 2003 and December 17, 2001, respectively.  As of March 31, 2003, the estimated net realizable value of the Company’s net assets in liquidation was $0.88 per share.  After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining net assets in liquidation over the next two years with a final liquidating distribution to occur thereafter.  The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses, as well as other factors beyond the control of the Company.

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

LASER Mortgage Management, Inc.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003 (UNAUDITED) (Continued)

with the liquidation, and other factors may affect the amounts ultimately realized or settled, and those amounts may differ, perhaps materially, from the carrying values on the Company’s financial statements.

          The accompanying unaudited financial statements have been prepared on liquidation basis accounting in conformity with GAAP and the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements.  Accordingly, these unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of the Company’s management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in these financial statements.  These unaudited interim financial statements, as of and for the periods ended March 31, 2003 should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Operating results for any interim period are not necessarily indicative of results that may be expected for a full year.

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

          Realized gains and losses on Investment transactions were determined on the specific identification basis and were recorded on the statements of changes in net assets in liquidation.

LASER Mortgage Management, Inc.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003 (UNAUDITED) (Continued)

          Repurchase Agreements – The Company utilized repurchase agreements to finance most of its Investments.  The repurchase agreements were collateralized by certain of the Company’s Investments and carried interest rates that generally moved in close relation to the one-month London Interbank Offered Rate.

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

          Fair Value of Financial Instruments – The carrying values of cash equivalents, interest receivable, and other financial liabilities approximate their estimated fair value because of the short-term nature of these financial instruments.  Estimated net realizable value approximates estimated fair value as presented in these financial statements.

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

          On October 23, 2000 the Company filed suit in the Southern District of New York against Asset Securitization Corporation (“ASC”), Nomura Asset Capital Corporation (“Normura Asset”) and Nomura Securities International, Inc. (“Nomura”) alleging that the defendants defrauded the Company into purchasing approximately $19.0 million worth of ASC Securities by failing to disclose, among other things, that one of the largest loans in a trust fund of which the Company owned subordinated interests was seriously troubled.

          On February 4, 2003, the Company withdrew the lawsuit and all claims were dismissed with prejudice and without costs.

          On March 21, 2003, the Company sold all of the ASC Securities, which previously were estimated to have no net realizable value, for $2,000,000.

LASER Mortgage Management, Inc.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003 (UNAUDITED) (Continued)

3.	RESERVE FOR ESTIMATED LIQUIDATION COSTS

          At the time of the adoption of liquidation basis accounting, the Company recorded $700,000 for estimated professional fees and other expenses directly related to the liquidation that are anticipated to be incurred over the course of the liquidation.  The ongoing general and administrative expenses related to operating the Company until its liquidation is completed have not been included in this reserve.  At March 31, 2003 and December 31, 2002, the reserve for estimated liquidation costs amounted to $396,726 and $410,759, respectively.  During the three months ended March 31, 2003, the Company paid $14,033 of liquidation costs.

4.	MANAGEMENT ARRANGEMENTS

          Upon the termination of the management agreement with Mariner Mortgage Management, L.L.C. (“Mariner”) on November 1, 2001, the Company became self managed and entered into employment agreements with William J. Michaelcheck, the President and Chief Executive Officer of the Company, and Charles R. Howe, II, the Vice President, Treasurer and Secretary of the Company, each at a salary of $10,000 per month.  Effective October 1, 2002, the employment agreement with Mr. Howe was amended to reduce his salary to $5,000 per month.  Messrs. Michaelcheck and Howe previously were responsible for managing the Company’s portfolio at Mariner and continue to have significant responsibilities at Mariner.

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

          For the three months ended March 31, 2003 and 2002, the Company incurred $45,000 and $60,000, respectively, of expenses under the employment agreements and $60,000 and $90,000, respectively, of expenses under the support services agreement.

          All of the management arrangements discussed above have been ratified and approved by the Compensation Committee of the Board of Directors.

5.	INCOME TAXES

          At its inception, the Company elected to be taxed as a REIT under the Internal Revenue of 1986, as amended, commencing with its short taxable year ended December 31, 1997.  As such, the Company generally had been entitled to a deduction for all dividends it paid to its stockholders for a taxable year.  As a result, the Company had not been subject to federal income taxation with respect to its distributed income.  Qualification as a REIT requires that the Company satisfy a number of asset, income and distribution tests.  The Company qualified as a REIT for the taxable years ended December 31, 1997 through 2001.  Because less than 75% of the Company’s gross income for the 2002 taxable year did not derive from certain required REIT investments, the Company did not qualify as a REIT for the year beginning January 2002.  As a consequence, the Company is no longer entitled to deduct dividends paid to stockholders from its taxable income.  The Company is subject to federal income tax at corporate rates (including any applicable alternative minimum tax) with respect to gains from liquidating sales of assets and income from operations for the year ended December 31, 2002 and for subsequent taxable years.  The federal income taxes would reduce the amounts otherwise distributable to its stockholders.

          For the tax year ended December 31, 2002, net operating losses as calculated for tax purposes (“NOLs”) are estimated at approximately $(0.7) million.  Prior to 2002, the Company experienced approximately $(120.1) million of aggregate NOLs.  NOLs generally may be carried forward for 20 years.  The Company believes that during 1999 it experienced an “ownership change” within the meaning of Section 382 of the Code.  Consequently, the Company’s use of NOLs generated before the ownership change to reduce taxable income after the ownership

LASER Mortgage Management, Inc.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003 (UNAUDITED) (Continued)

change will be subject to limitations under Code Section 382.  Generally, Code Section 382 limits the use of NOLs in any year to the value of the Company’s common stock on the date of the ownership change multiplied by the long-term tax-exempt rate (published by the IRS) with respect to that date.  The Company believes that the annual limitation with respect to the use of its NOLs is approximately $(3.0) million and that, as of the beginning of the tax year 2003, approximately $(91.2) million of the estimated cumulative NOL of $(120.8) million is subject to the annual limitation.

          For the three months ended March 31, 2003, the Company estimates that taxable income before utilizing its carried forward NOLs amounted to approximately $1.0 million.  To the extent that the Company generates taxable income, the Company will utilize its NOLs to reduce its taxable income and adjust its deferred tax assets and valuation allowance accordingly.  For the three months ended March 31, 2003, the Company offset its taxable income with NOLs and reduced its aggregate gross deferred tax assets by approximately $493,000.  The aggregate gross deferred tax asset amounted to approximately $56,050,000 at March 31, 2003.  Due to the continuing liquidation of the Company and the expectation that the Company will not have sufficient earnings to utilize these deferred tax assets, the existing valuation allowance for the entire gross deferred tax asset was reduced by $493,000 to $56,050,000 at March 31, 2003.

*   *   *   *   *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the Company’s financial statements as of and for the three months ended March 31, 2003 and notes thereto and with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  References herein to “LASER” or the “Company” include LASER Mortgage Management, Inc., a Maryland corporation, prior to the date of the Reincorporation described in Note 1 to the Notes to Financial Statements included as part of Item 1.

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

          In accordance with the Plan of Liquidation and Dissolution, receiving the approval of the Delaware Court of Chancery, the Company made distributions of $0.50 and $3.00 per outstanding share of common stock on April 8, 2003 and December 28, 2001, respectively, to stockholders of record as of March 31, 2003 and December 17, 2001, respectively.  As of March 31, 2003, the estimated net realizable value of the Company’s net assets in liquidation was $0.88 per share.  After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining net assets in liquidation over the next two years with a final liquidating distribution to occur thereafter.  The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses, as well as other factors beyond the control of the Company.

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

Changes in Net Assets in Liquidation for the Three Months Ended March 31, 2003

          Under liquidation basis accounting, net assets in liquidation from operating activities increased by $1.1 million for the three months ended March 31, 2003.  The Company’s cash equivalents earned $0.1 million of interest income.  In addition, the Company recorded an increase of $2.0 million from securities comprised primarily of the proceeds from the sale of securities previously determined to be other-than-temporarily impaired and estimated to have no net realizable value.  General and administrative expenses during that period amounted to $(1.0) million and consisted of $(0.8) million paid for directors and officers insurance, $(0.1) million of fees paid pursuant to the support services agreement and $(0.1) million of professional fees, payroll and other expenses.

          The cash liquidation distribution of $0.50 per outstanding share of common stock that was declared during the three months ended March 31, 2003 offset the Company’s increase in net assets in liquidation from operating activities by $(7.0) million.  At March 31, 2003, the Company’s net assets in liquidation amounted to $12.4 million.

          During the three months ended March 31, 2003, a net $(1.0) million of cash was used in the Company’s operating activities, primarily for the extension of the insurance coverage for the directors and officers.  Cash generated by the proceeds from the previously mentioned sale of securities amounted to $2.0 million.  At March 31, 2003, the balance of cash and cash equivalents amounted to $20.0 million.  The balance of cash and cash equivalents after the payment of the $(7.0) million cash liquidation distribution on April 8, 2003 amounted to $13.0 million.

Changes in Net Assets in Liquidation for the Three Months Ended March 31, 2002

          Under liquidation basis accounting, net assets in liquidation increased by $0.1 million for the three months ended March 31, 2002 to $18.5 million.  The Company’s portfolio of interest earning assets, net of interest bearing liabilities, earned $0.2 million of net interest income.  In addition, the Company recorded a net increase of $0.2 million from securities comprised primarily of a payment received on a security previously determined to be impaired.  General and administrative expenses during that period amounted to $(0.3) million and consisted of $(0.1) million of fees paid pursuant to the support services agreement and $(0.2) million of professional fees, payroll and other expenses.

          During the three months ended March 31, 2002, a net $16.7 million of cash was generated from the Company’s operating and investing activities, including $16.6 million of proceeds from sales of, and principal payments on, securities.  At March 31, 2002, the balance of cash and cash equivalents amounted to $19.6 million.

Distributions

          On March 20, 2003, the Company announced that it would make a partial liquidation distribution to its stockholders of $0.50 per outstanding share of common stock.  On April 8, 2003, the Company made that distribution to stockholders of record as of March 31, 2003.  For the three months ended March 31, 2002, the Company did not make any capital distributions or declare any dividends.

Financial Condition

Investments

          The Company has disposed of all of its remaining mortgage securities and mortgage loans that were not previously determined to be other-than-temporarily impaired, pursuant to the Plan of Liquidation and Dissolution.  On March 21, 2003, the Company sold substantially all of the mortgage securities previously determined to be other-than-temporarily impaired, which were estimated to have no net realizable value, for $2,000,000.  The remaining mortgage securities owned and previously determined to be other-than-temporarily impaired are estimated to have no net realizable value as of March 31, 2003.

Liquidity and Capital Resources

          Liquidity measures the Company’s ability to turn non-cash assets into cash during the liquidation period to satisfy its commitments to pay ongoing general and administrative expenses and estimated costs of liquidation, and to make distributions to stockholders.  As of March 31, 2003, all of the readily marketable non-cash assets of the Company were converted into cash and the balance of cash and cash equivalents amounted to $20.0 million.  The Company believes that its cash on hand and earnings from its cash equivalents will be adequate to support the Company and pay its obligations during the liquidation period.  The Delaware Court of Chancery granted permission on March 18, 2003 to make a distribution of $0.50 per outstanding share of common stock and the Company made that distribution on April 8, 2003 to stockholders of record as of March 31, 2003.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

          Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk exposure that the Company had been subject to was the movement in interest rates with respect to its portfolio of mortgage assets, which were highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company.

          As a result of the sales of all the remaining mortgage assets that were not previously determined to be other-than-temporarily impaired, the Company’s market risk with its portfolio of mortgage assets has been eliminated.

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

          On October 23, 2000, the Company filed suit in federal court in the Southern District of New York against Asset Securitization Corporation, Nomura Asset Capital Corporation and Nomura Securities International, Inc. alleging that the defendants defrauded the Company into purchasing over $19.0 million worth of mortgage pass-through certificates by failing to disclose among other things, that one of largest loans in the mortgage pool was seriously troubled.  On December 8, 2000, the defendants filed a motion to dismiss the action.  On September 5, 2001, defendants’ motion to dismiss the action was granted with respect to the claims brought under Sections 12(a)(2) and 15 of the Securities Act of 1933 and denied with respect to the common law fraud claims and claims brought under Sections 10(b) and 20(a) of Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  On February 4, 2003, the Company withdrew the lawsuit and all claims were dismissed with prejudice and without costs.

          In accordance with the Plan of Liquidation and Dissolution, on November 8, 2001, the Board of Directors filed a petition with the Delaware Court of Chancery for permission to make an initial distribution to stockholders of $3.00 per outstanding common share.  On November 28, 2001, the Delaware Court of Chancery approved this initial distribution to stockholders.  On December 28, 2001, a distribution of $3.00 per outstanding share of common stock was made to stockholders of record as of December 17, 2001.  The Delaware Court of Chancery granted permission on March 18, 2003 to make a distribution of $0.50 per outstanding share of common stock and the Company made that distribution on April 8, 2003 to stockholders of record as of March 31, 2003.

Item 6	Exhibits and Reports on Form 8-K

(a) Exhibits

See Exhibit Index.

(b) Reports

          On February 12, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 5 announcing that it had withdrawn the lawsuit it filed on October 23, 2000 against Nomura, Nomura Asset and ASC.

          On March 21, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 5 announcing that it will make a partial liquidation distribution to its stockholders of $0.50 per outstanding share of common stock.

          On March 25, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 5 announcing that it sold mortgage securities previously determined to be other-than-temporarily impaired.

SIGNATURES

          Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Date:  May 15, 2003

LASER MORTGAGE MANAGEMENT, INC.

By:	/s/ CHARLES R. HOWE, II

Charles R. Howe, II Chief Financial Officer (principal accounting officer) (authorized officer of registrant)

CERTIFICATION

          I, William J. Michaelcheck, Chief Executive Officer of LASER Mortgage Management, Inc. (the “Company”), certify that:

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

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ WILLIAM J. MICHAELCHECK

William J. Michaelcheck Chief Executive Officer, Chairman and Director

CERTIFICATION

          I, Charles R. Howe, II , Chief Financial Officer of LASER Mortgage Management, Inc. (the “Company”), certify that:

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

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

3.2	Bylaws of LASER Mortgage Management, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

99.1	Certificate of Dissolution (Incorporated by reference to Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.)

99.2	Section 906 Certification of the Chief Executive Officer

99.3	Section 906 Certification of the Chief Financial Officer