Form 10-Q
period 2003-06-30
LASER MORTGAGE MANAGEMENT INC
filed 2003-08-14
CIK 1046099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

               Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date: 14,038,983 shares of common stock, $0.001 par value, outstanding as of August 11, 2003.

LASER MORTGAGE MANAGEMENT, INC.

FORM 10-Q

PART I.               FINANCIAL INFORMATION

Item 1.   Financial Statements

LASER Mortgage Management, Inc.

STATEMENT OF NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS)

	AS OF

	JUNE 30, 2003	DECEMBER 31, 2002

	(UNAUDITED)
Assets
Cash and cash equivalents	$9,797,530	$18,941,547
Investment in security	2,954,375	—
Interest receivable	539	594

Total assets	12,752,444	18,942,141

Liabilities
Accounts payable and accrued expenses	105,528	197,444
Reserve for estimated liquidation costs	396,726	410,759

Total liabilities	502,254	608,203

Net assets in liquidation	$12,250,190	$18,333,938

See notes to financial statements.

LASER Mortgage Management, Inc.

STATEMENTS OF CHANGES IN NET ASSETS IN
LIQUIDATION
(LIQUIDATION BASIS) (UNAUDITED)

	FOR THE

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30, 2003	JUNE 30, 2002	JUNE 30, 2003	JUNE 30, 2002

Interest income:
Securities and mortgage loans	$—	$43,981	$—	$174,757
Cash and cash equivalents	38,943	84,602	94,555	148,446

Total interest income	38,943	128,583	94,555	323,203

Interest expense:
Repurchase agreement	—	7,708	—	19,662

Net interest income	38,943	120,875	94,555	303,541
Net gain on securities	—	78,202	2,026,836	245,352
General and administrative expenses	164,328	229,785	1,185,647	502,430

(Decrease) increase in net assets in liquidation from operating activities	(125,385)	(30,708)	935,744	46,463
Cash liquidation distribution	—	—	(7,019,492)	—
Net assets in liquidation at beginning of period	12,375,575	18,520,404	18,333,938	18,443,233

Net assets in liquidation at end of period	$12,250,190	$18,489,696	$12,250,190	$18,489,696

See notes to financial statements.

LASER Mortgage Management, Inc.

STATEMENTS OF CASH FLOWS
(LIQUIDATION BASIS) (UNAUDITED)

	FOR THE

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30, 2003	JUNE 30, 2002	JUNE 30, 2003	JUNE 30, 2002

Cash Flows From Operating Activities
(Decrease) increase in net assets in liquidation from operating activities	$(125,385)	$(30,708)	$935,744	$46,463
Adjustments to reconcile (decrease) increase in net assets in liquidation from operating activities to net cash used in operating activities:
Amortization of mortgage premiums	—	—	—	(8,766)
Net (gain) loss on securities	—	—	(2,000,000)	33,614
Decrease in interest receivable	182	822	55	315,182
Decrease in accrued interest payable	—	(42,530)	—	(30,576)
Decrease in accounts payable and accrued expenses	(74,024)	(27,417)	(91,916)	(419,651)
Decrease in reserve for estimated liquidation costs	—	(15,011)	(14,033)	(19,818)

Net cash used in operating activities	(199,227)	(114,844)	(1,170,150)	(83,552)

Cash Flows From Investing Activities
Purchase of security	(2,954,375)	—	(2,954,375)	—
Proceeds from sale of securities	—	1,677,563	2,000,000	16,105,648
Principal payments on securities and mortgage loans	—	311,483	—	2,510,300

Net cash (used in) provided by investing activities	(2,954,375)	1,989,046	(954,375)	18,615,948

Cash Flows From Financing Activities
Repayment of repurchase agreement	—	(2,028,000)	—	(2,028,000)
Liquidation distribution to stockholders	(7,019,492)	—	(7,019,492)	—

Net cash used in financing activities	(7,019,492)	(2,028,000)	(7,019,492)	(2,028,000)

Net (decrease) increase in cash and cash equivalents	(10,173,094)	(153,798)	(9,144,017)	16,504,396
Cash and cash equivalents at beginning of period	19,970,624	19,618,379	18,941,547	2,960,185

Cash and cash equivalents at end of period	$9,797,530	$19,464,581	$9,797,530	$19,464,581

See notes to financial statements.

LASER Mortgage Management, Inc.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003 (UNAUDITED)

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

               In accordance with the Plan of Liquidation and Dissolution, receiving the approval of the Delaware Court of Chancery, the Company made distributions of $0.50 and $3.00 per outstanding share of common stock on April 8, 2003 and December 28, 2001, respectively, to stockholders of record as of March 31, 2003 and December 17, 2001, respectively.  As of June 30, 2003, the estimated net realizable value of the Company’s net assets in liquidation was $0.87 per share.  After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining net assets in liquidation over the next two years with a final liquidating distribution to occur thereafter.  The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses, as well as other factors beyond the control of the Company.

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

LASER Mortgage Management, Inc.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003 (UNAUDITED)

               The accompanying unaudited financial statements have been prepared on liquidation basis accounting in conformity with GAAP and the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements.  Accordingly, these unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of the Company’s management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in these financial statements.  These unaudited interim financial statements, as of and for the periods ended June 30, 2003 should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Operating results for any interim period are not necessarily indicative of results that may be expected for a full year.

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

LASER Mortgage Management, Inc.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003 (UNAUDITED)

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

               Fair Value of Financial Instruments – The carrying values of cash equivalents, Securities, interest receivable, and other financial liabilities approximate their estimated fair value because of the short-term nature of these financial instruments.  Estimated net realizable value approximates estimated fair value as presented in these financial statements.

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

2.            MORTGAGE SECURITIES

               During June 2003, the Company purchased a $2,900,000 principal amount U.S. Treasury Note for $2,954,375.  The Security matures June 30, 2004 and carries an annual coupon interest rate of 2.875%.

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

4.            REPURCHASE AGREEMENT

LASER Mortgage Management, Inc.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003 (UNAUDITED)

During May 2002, the Company repaid its outstanding repurchase agreement of $2,028,000 and the related accrued interest of $50,238.

5.            RESERVE FOR ESTIMATED LIQUIDATION COSTS

               At the time of the adoption of liquidation basis accounting, the Company recorded $700,000 for estimated professional fees and other expenses directly related to the liquidation that are anticipated to be incurred over the course of the liquidation.  The ongoing general and administrative expenses related to operating the Company until its liquidation is completed have not been included in this reserve.  At June 30, 2003 and December 31, 2002, the reserve for estimated liquidation costs amounted to $396,726 and $410,759, respectively.  During the three months ended June 30, 2003 and 2002, the Company paid $0 and $15,011, respectively, of liquidation costs.  During the six months ended June 30, 2003 and 2002, the Company paid $14,033 and $19,818, respectively, of liquidation costs.

6.            MANAGEMENT ARRANGEMENTS

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

               For the three months ended June 30, 2003 and 2002, the Company incurred $45,000 and $60,000, respectively, of expenses under the employment agreements and $60,000 and $90,000, respectively, of expenses under the support services agreement.  For the six months ended June 30, 2003 and 2002, the Company incurred $90,000 and $120,000, respectively, of expenses under the employment agreements and $120,000 and $180,000, respectively, of expenses under the support services agreement.

               All of the management arrangements discussed above have been ratified and approved by the Compensation Committee of the Board of Directors.

7.            INCOME TAXES

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

LASER Mortgage Management, Inc.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003 (UNAUDITED)

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

               For the six months ended June 30, 2003, the Company estimates that taxable income before utilizing its carried forward NOLs amounted to approximately $0.9 million.  To the extent that the Company generates taxable income, the Company will utilize its NOLs to reduce its taxable income and adjust its deferred tax assets and valuation allowance accordingly.  For the six months ended June 30, 2003, the Company offset its taxable income with NOLs and reduced its aggregate gross deferred tax assets by approximately $435,000.  The aggregate gross deferred tax asset amounted to approximately $56,108,000 at June 30, 2003.  Due to the continuing liquidation of the Company and the expectation that the Company will not have sufficient earnings to utilize these deferred tax assets, the existing valuation allowance for the entire gross deferred tax asset was reduced by $435,000 to $56,108,000 at June 30, 2003.

               For the three months ended June 30, 2003, the Company estimates that it incurred approximately $0.1 million of loss for tax purposes.  As a result, the Company increased its aggregate gross deferred tax assets by approximately $58,000 and recognized a corresponding increase of $58,000 in the valuation allowance for the change in the gross deferred tax asset.

*   *   *   *   *

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

               The following discussion should be read in conjunction with the Company’s financial statements as of and for the three and six months ended June 30, 2003 and notes thereto and with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  References herein to “LASER” or the “Company” include LASER Mortgage Management, Inc., a Maryland corporation, prior to the date of the Reincorporation described in Note 1 to the Notes to Financial Statements included as part of Item 1.

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

               In accordance with the Plan of Liquidation and Dissolution, receiving the approval of the Delaware Court of Chancery, the Company made distributions of $0.50 and $3.00 per outstanding share of common stock on April 8, 2003 and December 28, 2001, respectively, to stockholders of record as of March 31, 2003 and December 17, 2001, respectively.  As of June 30, 2003, the estimated net realizable value of the Company’s net assets in liquidation was $0.87 per share.  After providing for expenses and subject to court approval, the Company expects to distribute the majority of the remaining net assets in liquidation over the next two years with a final liquidating distribution to occur thereafter.  The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses, as well as other factors beyond the control of the Company.

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

Changes in Net Assets in Liquidation for the Three and Six Months Ended June 30, 2003

               Under liquidation basis accounting, the Company reported a (decrease) increase in net assets in liquidation from operating activities of $(0.1) million and $0.9 million for the three and six months ended June 30, 2003.  The Company’s cash equivalents earned interest income of less than $0.1 million for the three months ended June 30, 2003 and $0.1 million for the six months then ended.  In addition, during the first quarter of 2003, the Company recorded an increase of $2.0 million from securities comprised primarily of the proceeds from the sale of securities previously determined to be other-than-temporarily impaired and estimated to have no net realizable value.  General and administrative expenses during the three and six months ended June 30, 2003 amounted to $(0.2) million and $(1.2) million, respectively, and consisted of $(0.8) million paid for directors and officers insurance during the first quarter of 2003, less than $(0.1) million and $(0.1) million, respectively, of fees paid pursuant to the support services agreement and $(0.1) million and $(0.2) million, respectively, of professional fees, payroll and other expenses.

               The cash liquidation distribution of $0.50 per outstanding share of common stock that was declared during the first quarter of 2003 offset the Company’s increase in net assets in liquidation from operating activities for the six months ended June 30, 2003 by $(7.0) million.  At June 30, 2003, the Company’s net assets in liquidation amounted to $12.3 million.

               During the three and six months ended June 30, 2003, a net $(0.2) million and $(1.2) million, respectively, of cash was used in the Company’s operating activities, primarily for the extension of the insurance coverage for the directors and officers during the first quarter of 2003. Cash generated by the proceeds from the previously mentioned sale of securities during the first quarter of 2003 amounted to $2.0 million.  During June 2003, the Company purchased a U.S. Treasury Note for $(3.0) million.  During April 2003, the Company paid the $(7.0) cash liquidation distribution to stockholders.  At June 30, 2003, the balance of cash and cash equivalents amounted to $9.8 million.

Changes in Net Assets in Liquidation for the Three and Six Months Ended June 30, 2002

               Under liquidation basis accounting, net assets in liquidation amounted to $18.5 million at June 30, 2002 and were essentially unchanged for the three and six months then ended.  The Company’s portfolio of interest earning assets, net of interest bearing liabilities, earned $0.1 million and $0.3 million, respectively, of net interest income.  In addition, the Company recorded a net increase of $0.1 million and $0.2 million, respectively, from securities comprised primarily of payments received on a security previously determined to be impaired.  General and administrative expenses during these periods amounted to $(0.2) million and $(0.5) million, respectively, and consisted of  $(0.1) million and $(0.2) million, respectively, of fees paid pursuant to the support services agreement and $(0.1) million and $(0.3) million, respectively, of professional fees, payroll and other expenses.

               During the three and six months ended June 30, 2002, net cash of $1.9 million and $18.5 million, respectively, was generated from the Company’s operating and investing activities, including $2.0 million and $18.6 million, respectively, of proceeds from sales of, and principal payments on, securities.  At June 30, 2002, the balance of cash and cash equivalents amounted to $19.5 million.

Distributions

               On March 20, 2003, the Company announced that it would make a partial liquidation distribution to its stockholders of $0.50 per outstanding share of common stock.  On April 8, 2003, the Company made that distribution to stockholders of record as of March 31, 2003.  For the three and six months ended June 30, 2002, the Company did not make any capital distributions or declare any dividends.

Financial Condition

Investments

               The Company purchased a $2.9 million principal amount U.S. Treasury Note carrying an annual coupon interest rate of 2.875% that matures on June 30, 2004.  On March 21, 2003, the Company sold substantially all of the mortgage securities previously determined to be other-than-temporarily impaired, which were estimated to have no net realizable value, for $2,000,000.  The remaining mortgage securities owned and previously determined to be other-than-temporarily impaired are estimated to have no net realizable value as of June 30, 2003.

Liquidity and Capital Resources

               Liquidity measures the Company’s ability to turn non-cash assets into cash during the liquidation period to satisfy its commitments to pay ongoing general and administrative expenses and estimated costs of liquidation, and to make distributions to stockholders.  As of June 30, 2003, the Company holds a highly liquid, readily marketable U.S. Treasury Note and combined with its balance of cash and cash equivalents of $9.8 million, liquidity amounts to $12.8 million.  The Company believes that this amount and its resultant earnings will be adequate to support the Company and pay its obligations during the liquidation period.  The Delaware Court of Chancery granted permission on March 18, 2003 to make a distribution of $0.50 per outstanding share of common stock and the Company made that distribution on April 8, 2003 to stockholders of record as of March 31, 2003.

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

               The Company is exposed to interest rate risk as an investor in a US Treasury Note and in an overnight reverse repurchase agreement.  Due to their short-term maturity, the interest rate risk to the Company is not significant.

               Additionally, the Company is a party to certain other financial instruments, including interest receivable, accounts payable and other accrued expenses that are not interest rate sensitive.

Item 4.   Controls and Procedures

               The Company maintains a system of internal controls and procedures designed to provide reasonable assurance that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officers have evaluated the disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective as of June 30, 2003.

               There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the completion of the evaluation.

PART II.            OTHER INFORMATION

               References in this Part II to “LASER” or the “Company” include LASER Mortgage Management, Inc., a Maryland corporation, prior to the date of the reincorporation described in Note 1 to the Notes to Financial Statements included as part of Item 1.

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
Dated: August 14, 2003

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

3.2	Bylaws of LASER Mortgage Management, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

99.1	Certificate of Dissolution (Incorporated by reference to Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.