Form 10-Q
period 2003-09-30
LASER MORTGAGE MANAGEMENT INC
filed 2003-11-13
CIK 1046099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date: 14,038,983 shares of common stock, $0.001 par value, outstanding as of November 10, 2003.

LASER MORTGAGE MANAGEMENT, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Statements of Net Assets in Liquidation as of September 30, 2003 (Unaudited) and December 31, 2002 (Liquidation Basis)	1

	Statements of Changes in Net Assets in Liquidation for the Three and Nine Months Ended September 30, 2003 and September 30, 2002 (Liquidation Basis) (Unaudited)	2

	Statements of Cash Flows for the Three and Nine Months Ended September 30, 2003 and September 30, 2002 (Liquidation Basis) (Unaudited)	3

	Notes to Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II. OTHER INFORMATION		12

Item 1.	Legal Proceedings	12

Item 6.	Exhibits and Reports on Form 8–K	12

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LASER Mortgage Management, Inc.

STATEMENTS OF NET ASSETS IN LIQUIDATION

(LIQUIDATION BASIS)

	AS OF
	SEPTEMBER 30, 2003 (UNAUDITED)	DECEMBER 31, 2002
Assets
Cash and cash equivalents	$9,661,867	$18,941,547
Investment in security	2,939,875	—
Interest receivable	21,105	594

Total assets	12,622,847	18,942,141

Liabilities
Accounts payable and accrued expenses	119,304	197,444
Reserve for estimated liquidation costs	396,726	410,759

Total liabilities	516,030	608,203

Net assets in liquidation	$12,106,817	$18,333,938

See notes to financial statements.

LASER Mortgage Management, Inc.

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(LIQUIDATION BASIS) (UNAUDITED)

	FOR THE
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002
Interest income:
Securities and mortgage loans	$7,215	$—	$7,215	$174,757
Cash and cash equivalents	23,815	83,737	118,370	232,183

Total interest income	31,030	83,737	125,585	406,940

Interest expense:
Repurchase agreement	—	—	—	19,662

Net interest income	31,030	83,737	125,585	387,278

Net (loss) gain on securities	(26,464)	19,000	2,000,372	264,352

General and administrative expenses	147,939	169,317	1,333,586	671,747

(Decrease) increase in net assets in liquidation from operating activities	(143,373)	(66,580)	792,371	(20,117)

Cash liquidation distribution	—	—	(7,019,492)	—

Net assets in liquidation at beginning of period	12,250,190	18,489,696	18,333,938	18,443,233

Net assets in liquidation at end of period	$12,106,817	$18,423,116	$12,106,817	$18,423,116

See notes to financial statements.

LASER Mortgage Management, Inc.

STATEMENTS OF CASH FLOWS

(LIQUIDATION BASIS) (UNAUDITED)

	FOR THE
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002
Cash Flows From Operating Activities
(Decrease) increase in net assets in liquidation from operating activities	$(143,373)	$(66,580)	$792,371	$(20,117)
Adjustments to reconcile (decrease) increase in net assets in liquidation from operating activities to net cash used in operating activities:
Amortization of mortgage premiums	13,402	—	13,402	(8,766)
Net loss (gain) on securities	1,098	—	(1,998,902)	33,614
(Increase) decrease in interest receivable	(20,566)	2,077	(20,511)	317,259
Decrease in accrued interest payable	—	—	—	(30,576)
Increase (decrease) in accounts payable and accrued expenses	13,776	(147,892)	(78,140)	(567,543)
Decrease in reserve for estimated liquidation costs	—	(22,434)	(14,033)	(42,252)

Net cash used in operating activities	(135,663)	(234,829)	(1,305,813)	(318,381)

Cash Flows From Investing Activities
Purchase of security	—	—	(2,954,375)	—
Proceeds from sale of securities	—	—	2,000,000	16,105,648
Principal payments on securities and mortgage loans	—	—	—	2,510,300

Net cash (used in) provided by investing activities	—	—	(954,375)	18,615,948

Cash Flows From Financing Activities
Repayment of repurchase agreement	—	—	—	(2,028,000)
Liquidation distribution to stockholders	—	—	(7,019,492)	—

Net cash used in financing activities	—	—	(7,019,492)	(2,028,000)

Net (decrease) increase in cash and cash equivalents	(135,663)	(234,829)	(9,279,680)	16,269,567
Cash and cash equivalents at beginning of period	9,797,530	19,464,581	18,941,547	2,960,185

Cash and cash equivalents at end of period	$9,661,867	$19,229,752	$9,661,867	$19,229,752

Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$—	$—	$(50,238)

See notes to financial statements.

LASER Mortgage Management Inc.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 (UNAUDITED)

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

In accordance with the Plan of Liquidation and Dissolution, receiving the approval of the Delaware Court of Chancery, the Company made distributions of $0.50 and $3.00 per outstanding share of common stock on April 8, 2003 and December 28, 2001, respectively, to stockholders of record as of March 31, 2003 and December 17, 2001, respectively. As of September 30, 2003, the estimated net realizable value of the Company’s net assets in liquidation was $0.86 per share. After providing for expenses and subject to court approval, the Company expects to distribute the remaining net assets in liquidation over the next 12 months. The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses, as well as other factors beyond the control of the Company.

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

Basis of Presentation — As described above, stockholders approved the Plan of Liquidation and Dissolution of the Company on July 27, 2001. As a result, the Company adopted liquidation basis accounting effective July 28, 2001. Accordingly, the Company’s assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, including an accrual for estimated expenses associated with the liquidation of the Company. Before the adoption of liquidation basis accounting, the Company operated as a continuing business and followed going concern basis accounting. Because substantially all of the existing assets and liabilities of the Company were carried at approximate fair value in accordance with generally accepted accounting principles (“GAAP”), the adoption of liquidation basis accounting did not have a material impact on the Company’s financial statements other than requiring the Company to charge stockholders’ equity for the reduction in the carrying value of securities to reflect their estimated net realizable value, the write-off of the remaining balance of prepaid expenses, and the reserve for estimated expenses associated with the liquidation of the Company. However, the valuation of assets and liabilities at their estimated net realizable values and estimated settlement amounts, respectively, necessarily requires estimates and assumptions. Changes in market conditions, actual costs associated with the liquidation, and other factors may affect the amounts ultimately realized or settled, and those amounts may differ, perhaps materially, from the carrying values on the Company’s financial statements.

LASER Mortgage Management Inc.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 (UNAUDITED)

The accompanying unaudited financial statements have been prepared on liquidation basis accounting in conformity with GAAP and the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in these financial statements. These unaudited interim financial statements, as of and for the periods ended September 30, 2003 should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for any interim period are not necessarily indicative of results that may be expected for a full year.

A summary of the Company’s significant accounting policies follows:

Cash Equivalents — Cash equivalents consist of an overnight reverse repurchase agreement. The amount reported on the statements of net assets in liquidation represents the amount advanced under the agreement.

Investments — The Company invested primarily in mortgage-backed securities and mortgage loans. The mortgage-backed securities included privately issued or U.S. government or agencies issued mortgage pass-through certificates, collateralized mortgage obligations and other securities representing interests in, or obligations backed by, pools of mortgage loans (collectively, “Mortgage Securities”). The mortgage loans were secured by first or second liens on single-family residential, multi-family residential, commercial or other real property (“Mortgage Loans,” and together with Mortgage Securities, “Mortgage Assets”). The Company also invested in other debt and equity securities (together with Mortgage Securities, “Securities,” and together with Mortgage Assets, “Investments”).

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

After the adoption of liquidation basis accounting, the Company’s Investments have been carried at estimated net realizable value on the statements of net assets in liquidation, with unrealized gains and losses reported on the statements of changes in net assets in liquidation.

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

Interest income has been accrued based on the outstanding principal or notional amount of the Investments and cash equivalents and their contractual terms. Premiums and discounts associated with the purchase of the Investments have been amortized into interest income over the lives of the Investments using the effective yield method.

Realized gains and losses on Investment transactions have been determined on the specific identification basis and were recorded on the statements of changes in net assets in liquidation.

Repurchase Agreements — The Company utilized repurchase agreements to finance most of its Investments. The repurchase agreements were collateralized by certain of the Company’s Investments and carried interest rates that generally moved in close relation to the one-month London Interbank Offered Rate.

LASER Mortgage Management Inc.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 (UNAUDITED)

Reserve for Estimated Liquidation Costs — Under liquidation basis accounting, the Company is required to estimate and accrue the costs directly associated with the liquidation. The amount recorded in the statements of net assets in liquidation represents estimated professional fees and other expenses expected to be incurred in connection with liquidation activities and paid out over the course of the liquidation. The ongoing general and administrative expenses related to operating the Company until its liquidation is completed have not been included in this reserve. The ultimate amount paid might vary significantly due to, among other things, the timing of the liquidation.

Fair Value of Financial Instruments — The carrying values of cash equivalents, Securities, interest receivable, and other financial liabilities approximate their estimated fair value because of the short-term nature of these financial instruments. Estimated net realizable value approximates estimated fair value as presented in these financial statements.

Income Taxes — At its inception, the Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 1997. As such, the Company generally had been entitled to a deduction for all dividends it paid to its stockholders for a taxable year. As a result, the Company had not been subject to federal income taxation with respect to its distributed income. Qualification as a REIT requires that the Company satisfy a number of asset, income and distribution tests. The Company qualified as a REIT for the taxable years ended December 31, 1997 through 2001. The Company did not qualify as a REIT for the year beginning January 1, 2002.

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

Use of Estimates — The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

LASER Mortgage Management Inc.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 (UNAUDITED)

4.	REPURCHASE AGREEMENT

During May 2002, the Company repaid its outstanding repurchase agreement of $2,028,000 and the related accrued interest of $50,238.

5.	RESERVE FOR ESTIMATED LIQUIDATION COSTS

At the time of the adoption of liquidation basis accounting, the Company recorded $700,000 for estimated professional fees and other expenses directly related to the liquidation that are anticipated to be incurred over the course of the liquidation. The ongoing general and administrative expenses related to operating the Company until its liquidation is completed have not been included in this reserve. At September 30, 2003 and December 31, 2002, the reserve for estimated liquidation costs amounted to $396,726 and $410,759, respectively. During the three months ended September 30, 2003 and 2002, the Company paid $0 and $22,434, respectively, of liquidation costs. During the nine months ended September 30, 2003 and 2002, the Company paid $14,033 and $42,252, respectively, of liquidation costs.

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

For the three months ended September 30, 2003 and 2002, the Company incurred $45,000 and $60,000, respectively, of expenses under the employment agreements and $60,000 and $60,000, respectively, of expenses under the support services agreement. For the nine months ended September 30, 2003 and 2002, the Company incurred $135,000 and $180,000, respectively, of expenses under the employment agreements and $180,000 and $240,000, respectively, of expenses under the support services agreement.

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

LASER Mortgage Management Inc.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 (UNAUDITED)

For the tax year ended December 31, 2002, net operating losses as calculated for tax purposes (“NOLs”) were approximately $(0.7) million. Prior to 2002, the Company experienced approximately $(120.1) million of aggregate NOLs. NOLs generally may be carried forward for 20 years. The Company believes that during 1999 it experienced an “ownership change” within the meaning of Section 382 of the Code. Consequently, the Company’s use of NOLs generated before the ownership change to reduce taxable income after the ownership change will be subject to limitations under Code Section 382. Generally, Code Section 382 limits the use of NOLs in any year to the value of the Company’s common stock on the date of the ownership change multiplied by the long-term tax-exempt rate (published by the IRS) with respect to that date. The Company believes that the annual limitation with respect to the use of its NOLs is approximately $(3.0) million and that, as of the beginning of the tax year 2003, approximately $(91.2) million of the estimated cumulative NOL of $(120.8) million is subject to the annual limitation.

For the nine months ended September 30, 2003, the Company estimates that taxable income before utilizing its carried forward NOLs amounted to approximately $0.7 million. To the extent that the Company generates taxable income, the Company will utilize its NOLs to reduce its taxable income and adjust its deferred tax assets and valuation allowance accordingly. For the nine months ended September 30, 2003, the Company offset its taxable income with NOLs and reduced its aggregate gross deferred tax assets by approximately $368,000. The aggregate gross deferred tax asset amounted to approximately $56,175,000 at September 30, 2003. Due to the continuing liquidation of the Company and the expectation that the Company will not have sufficient earnings to utilize these deferred tax assets, the existing valuation allowance for the entire gross deferred tax asset was reduced by $368,000 to $56,175,000 at September 30, 2003.

For the three months ended September 30, 2003, the Company estimates that it incurred approximately $(0.2) million of loss for tax purposes. As a result, the Company increased its aggregate gross deferred tax assets by approximately $67,000 and recognized a corresponding increase of $67,000 in the valuation allowance for the change in the gross deferred tax asset.

*  *  *  *  *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements as of and for the three and nine months ended September 30, 2003 and notes thereto and with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. References herein to “LASER” or the “Company” include LASER Mortgage Management, Inc., a Maryland corporation, prior to the date of the Reincorporation described in Note 1 to the Notes to Financial Statements included as part of Item 1.

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

In accordance with the Plan of Liquidation and Dissolution, receiving the approval of the Delaware Court of Chancery, the Company made distributions of $0.50 and $3.00 per outstanding share of common stock on April 8, 2003 and December 28, 2001, respectively, to stockholders of record as of March 31, 2003 and December 17, 2001, respectively. As of September 30, 2003, the estimated net realizable value of the Company’s net assets in liquidation was $0.86 per share. After providing for expenses and subject to court approval, the Company expects to distribute the remaining net assets in liquidation over the next 12 months. The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses, as well as other factors beyond the control of the Company.

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

Changes in Net Assets in Liquidation for the Three and Nine Months Ended September 30, 2003

Under liquidation basis accounting, the Company reported a (decrease) increase in net assets in liquidation from operating activities of $(0.2) million and $0.8 million for the three and nine months ended September 30, 2003. The Company’s cash equivalents and security earned interest income of less than $0.1 million for the three months ended September 30, 2003 and $0.1 million for the nine months then ended. In addition, during the first quarter of 2003, the Company recorded an increase of $2.0 million from securities comprised primarily of the proceeds from the sale of securities previously determined to be other-than-temporarily impaired and estimated to have no net realizable value. General and administrative expenses during the three and nine months ended September 30, 2003 amounted to $(0.2) million and $(1.3) million, respectively, and consisted of $(0.8) million paid for directors and officers insurance during the first quarter of 2003, less than $(0.1) million and $(0.2) million, respectively, of fees paid pursuant to the support services agreement and $(0.1) million and $(0.3) million, respectively, of professional fees, payroll and other expenses.

The cash liquidation distribution of $0.50 per outstanding share of common stock that was declared during the first quarter of 2003 offset the Company’s increase in net assets in liquidation from operating activities for the nine months ended September 30, 2003 by $(7.0) million. At September 30, 2003, the Company’s net assets in liquidation amounted to $12.1 million.

During the three and nine months ended September 30, 2003, a net $(0.1) million and $(1.3) million, respectively, of cash was used in the Company’s operating activities, primarily for the extension of the insurance coverage for the directors and officers during the first quarter of 2003. Cash generated by the proceeds from the previously mentioned sale of securities during the first quarter of 2003 amounted to $2.0 million. During June 2003, the Company purchased a U.S. Treasury Note for $(3.0) million. During April 2003, the Company paid the $(7.0) cash liquidation distribution to stockholders. At September 30, 2003, the balance of cash and cash equivalents amounted to $9.7 million.

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

During the three and nine months ended September 30, 2002, net cash (used by) generated from the Company’s operating and investing activities amounted to $(0.2) million and $16.3 million, respectively, including $18.6 million of proceeds from sales of, and principal payments on, securities during the nine months ended September 30, 2002. At September 30, 2002, the balance of cash and cash equivalents amounted to $19.2 million.

Distributions

On March 20, 2003, the Company announced that it would make a partial liquidation distribution to its stockholders of $0.50 per outstanding share of common stock. On April 8, 2003, the Company made that distribution to stockholders of record as of March 31, 2003. For the three and nine months ended September 30, 2002, the Company did not make any capital distributions or declare any dividends.

Financial Condition

Investments

During June 2003, the Company purchased a $2.9 million principal amount U.S. Treasury Note carrying an annual coupon interest rate of 2.875% that matures on June 30, 2004. On March 21, 2003, the Company sold substantially all of the mortgage securities previously determined to be other-than-temporarily impaired, which were estimated to have no net realizable value, for $2,000,000. The remaining mortgage securities owned and previously determined to be other-than-temporarily impaired are estimated to have no net realizable value as of September 30, 2003.

Liquidity and Capital Resources

Liquidity measures the Company’s ability to turn non-cash assets into cash during the liquidation period to satisfy its commitments to pay ongoing general and administrative expenses and estimated costs of liquidation, and to make distributions to stockholders. As of September 30, 2003, the Company holds a highly liquid, readily marketable U.S. Treasury Note and combined with its balance of cash and cash equivalents of $9.7 million, liquidity amounts to $12.6 million. The Company believes that this amount and its resultant earnings will be adequate to support the Company and pay its obligations during the liquidation period. The Delaware Court of Chancery granted permission on March 18, 2003 to make a distribution of $0.50 per outstanding share of common stock and the Company made that distribution on April 8, 2003 to stockholders of record as of March 31, 2003.

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

The Company is exposed to interest rate risk as an investor in a U.S. Treasury Note and in an overnight reverse repurchase agreement. Due to their short-term maturity, the interest rate risk to the Company is not significant.

Additionally, the Company is a party to certain other financial instruments, including interest receivable, accounts payable and other accrued expenses that are not interest rate sensitive.

Item 4.	Controls and Procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officers have evaluated the disclosure controls and procedures prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures were effective as of September 30, 2003.

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

Dated: November 13, 2003	LASER MORTGAGE MANAGEMENT, INC.

	By:	/s/ Charles R. Howe, II

Charles R. Howe, II Chief Financial Officer (principal accounting officer) (authorized officer of registrant)

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1	The Articles of Merger (Incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

2.2	The Certificate of Ownership and Merger (Incorporated by reference to Exhibit 2.2 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

2.3	Plan of Liquidation and Dissolution of LASER Mortgage Management, Inc. (Incorporated by reference to Exhibit 2.3 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

3.1	Restated Certificate of Incorporation of LASER Mortgage Management, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

3.2	Bylaws of LASER Mortgage Management, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

99.1	Certificate of Dissolution (Incorporated by reference to Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.