Form 10-K
period 2003-12-31
LASER MORTGAGE MANAGEMENT INC
filed 2004-03-30
CIK 1046099

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter: $10,424,905

Documents Incorporated by Reference

None.

LASER Mortgage Management, Inc.

i

PART I

Items 1. and 2. Business and Properties.

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

In accordance with the Plan of Liquidation and Dissolution, receiving the approval of the Delaware Court of Chancery, the Company made distributions of $0.50 and $3.00 per outstanding share of common stock on April 8, 2003 and December 28, 2001, respectively, to stockholders of record as of March 31, 2003 and December 17, 2001, respectively. As of December 31, 2003, the estimated net realizable value of the Company’s net assets in liquidation was $0.86 per share. After providing for expenses and subject to court approval, the Company expects to distribute the remaining net assets in liquidation before the end of the 2004 fiscal year, in accordance with the timing set forth in the Plan of Liquidation and Dissolution. The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses, as well as other factors beyond the control of the Company.

At its inception, the Company elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 1997. The Company qualified as a REIT for the taxable years ended December 31, 1997 through 2001. The Company did not qualify as a REIT for the year beginning January 1, 2002. See “—Federal Income Tax Considerations.”

As described above, stockholders approved the Plan of Liquidation and Dissolution of the Company on July 27, 2001. As a result, the Company adopted liquidation basis accounting on July 28, 2001. Prior to July 28, 2001, the Company’s operating results were presented in accordance with historical cost (or going concern) basis accounting. Under liquidation basis accounting, the Company’s income, expenses and other comprehensive income are reported as changes in net assets in liquidation in lieu of a statement of operations and comprehensive income. Additionally, under liquidation basis accounting, the Company’s assets are carried at their estimated net realizable values and the Company’s liabilities are reported at their expected settlement amounts in a statement of net assets in liquidation in lieu of a balance sheet.

The Company has conducted its operations so as not to become regulated as an “investment company” under the Investment Company Act of 1940 (the “Investment Company Act”). As a result of applicable provisions of the Investment Company Act, the Company will not engage in any transactions except those which are “merely incidental to its dissolution” so as to avoid having to register as an “investment company” under the Investment Company Act.

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

Management Arrangements

From November 1, 1999 to November 1, 2001, Mariner Mortgage Management, L.L.C. (“Mariner”) served as the external manager of the Company and was responsible for the day-to-day management of the Company’s investments and operations. Under the management agreement then in effect, Mariner became entitled to be paid an incentive fee on the date on which the Board of Directors adopted resolutions approving the liquidation and dissolution. Pursuant to the terms of the management agreement, an incentive fee of $1,219,285 was paid to Mariner on May 1, 2001. Mariner was not entitled to receive any other fee in connection with the Plan of Liquidation and Dissolution. In accordance with the terms of the management agreement, Mariner continued to receive its base management fee of $50,000 per month until the termination of the management agreement on November 1, 2001. For the period from January 1, 2001 through July 27, 2001, the Company incurred base management fees of $350,000 and for the period from July 28, 2001 through December 31, 2001, the Company incurred base management fees of $150,000.

Other than the $1,219,285 incentive fee paid to Mariner as described above, no incentive fees were paid to Mariner at any time.

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

The Company believes that during 1999 it experienced an “ownership change” within the meaning of Section 382 of the Code. Consequently, the Company’s use of net operating losses (“NOLs”) generated before the ownership change to reduce taxable income after the ownership change will be subject to limitations under Code Section 382. Generally, Code Section 382 limits the use of NOLs in any year to the value of the Company’s common stock on the date of the ownership change multiplied by the long-term tax-exempt rate (published by the IRS) with respect to that date.

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

The liquidation and dissolution will result in more than one liquidating distribution to the stockholders. Each liquidating distribution would be first applied against the adjusted tax basis of each of a stockholder’s shares and gain would be recognized with respect to a share only after an amount equal to the adjusted tax basis of such share has been fully recovered. Any losses with respect to a share could be recognized by a stockholder only after the Company has made its final distribution, if any, or after the last substantial liquidating distribution was determinable with reasonable certainty. As a consequence of the foregoing, stockholders that would realize losses under the Plan of Liquidation and Dissolution would likely be prevented from recognizing such losses until the receipt of the final distribution.

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

Item 3. Legal Proceedings.

On October 23, 2000, the Company filed suit in federal court in the Southern District of New York against Asset Securitization Corporation (“ASC”), Nomura Asset Capital Corporation (“Nomura Asset”) and Nomura Securities International, Inc. (“Nomura”), alleging that the defendants defrauded the Company into purchasing over $19.0 million worth of mortgage pass-through certificates by failing to disclose among other things, that one of largest loans in the mortgage pool was seriously troubled. On December 8, 2000, the defendants filed a motion to dismiss the action. On September 5, 2001, defendants’ motion to dismiss the action was granted with respect to the claims brought under Sections 12(a)(2) and 15 of the Securities Act of 1933 and denied with respect to the common law fraud claims and claims brought under Sections 10(b) and 20(a) of Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On February 4, 2003, the Company withdrew the lawsuit and all claims were dismissed with prejudice and without costs.

In accordance with the Plan of Liquidation and Dissolution, receiving the approval of the Delaware Court of Chancery, the Company made distributions of $0.50 and $3.00 per outstanding share of common stock on April 8, 2003 and December 28, 2001, respectively, to stockholders of record as of March 31, 2003 and December 17, 2001, respectively.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

The Company’s executive officers are as follows:

Name	Age	Officer Since	Position
William J. Michaelcheck	57	1999	Chief Executive Officer, President and Director
Charles R. Howe, II	42	2000	Chief Financial Officer, Treasurer and Secretary

The Company’s officers are elected by the Board of Directors and serve at the discretion of the Board of Directors.

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

	NYSE Stock Prices		Cash Dividends/ Distributions Declared Per Share
	High	Low
2002
First Quarter	$1.18	$1.04	—
March 30 – May 23	$1.33	$1.19	—

	OTCBB Bid Prices
	High	Low
May 28- June 30	$1.20	$1.10	—
Third Quarter	$1.30	$1.20	—
Fourth Quarter	$1.30	$1.20	—

2003
First Quarter	$1.35	$1.05	$0.50
Second Quarter	$1.35	$0.76
Third Quarter	$0.80	$0.77
Fourth Quarter	$0.81	$0.78

2004
First Quarter (through March 11)	$0.85	$0.80

As of March 3, 2004, the Company had 14,038,983 shares of Common Stock issued and outstanding which were held by 34 holders of record.

Future Distributions

As of December 31, 2003, the estimated net realizable value of the Company’s net assets in liquidation was $0.86 per share. After providing for expenses and subject to court approval, the Company expects to distribute the remaining net assets in liquidation before the end of the 2004 fiscal year, in accordance with the timing set forth in the Plan of Liquidation and Dissolution. The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses, as well as other factors beyond the control of the Company.

Item 6. Selected Financial Data.

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and the notes thereto and other financial information included elsewhere herein.

	Period from January 1, 2001 through July 27, 2001 (the date immediately prior to the date of adoption of liquidation basis accounting)	Year Ended December 31, 2000	Year Ended December 31, 1999
	(in thousands, except share and per share data)
Statements of Operations and Comprehensive Income Data:
Interest income:
Securities and mortgage loans	$7,231	$17,194	$28,139
Cash and cash equivalents	526	1,250	1,805

Total interest income	7,757	18,444	29,944

Interest expense:
Repurchase agreements	4,060	10,654	16,812
Other	—	21	—

Total interest expense	4,060	10,675	16,812

Net interest income	3,697	7,769	13,132
Net realized loss on sale of securities and swaps.	(4,218)	(1,125)	(19,829)
Net loss on interest rate agreement	(120)	(2,580)	—
Impairment loss on securities	—	(17,597)	—
General and administrative expenses	2,528	1,617	4,325

Net loss	$(3,169)	$(15,150)	$(11,022)

Other Comprehensive Income:
Unrealized net gain on securities:
Unrealized holding loss arising during the period	(3,017)	(9,973)	(17,506)
Reclassification adjustment for net realized loss included in net loss	4,218	18,722	19,829

Other comprehensive income	1,201	8,749	2,323

Comprehensive loss	$(1,968)	$(6,401)	$(8,699)

Net loss per share:
Basic	$(0.23)	$(1.05)	$(0.65)

Diluted	$(0.23)	$(1.05)	$(0.65)

Weighted average number of shares outstanding:
Basic	14,038,983	14,369,081	16,925,143

Diluted	14,038,983	14,369,081	16,925,143

	Statements of Net Assets in Liquidation (in thousands)			Balance Sheet Data (in thousands)
	As of December 31, 2003	As of December 31, 2002	As of December 31, 2001	As of July 27, 2001	As of December 31, 2000
Cash and cash equivalents	$9,570	$18,942	$2,960	$22,592	$3,542
Total assets	12,503	18,942	21,919	109,391	327,928
Total liabilities	498	608	3,476	47,919	264,488
Stockholders’ equity	—	—	—	61,472	63,440
Net assets in liquidation	12,005	18,334	18,443	—	—

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In accordance with the Plan of Liquidation and Dissolution, receiving the approval of the Delaware Court of Chancery, the Company made distributions of $0.50 and $3.00 per outstanding share of common stock on April 8, 2003 and December 28, 2001, respectively, to stockholders of record as of March 31, 2003 and December 17, 2001, respectively. As of December 31, 2003, the estimated net realizable value of the Company’s net assets in liquidation was $0.86 per share. After providing for expenses and subject to court approval, the Company expects to distribute the remaining net assets in liquidation before the end of the 2004 fiscal year, in accordance with the timing set forth in the Plan of Liquidation and Dissolution. The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses, as well as other factors beyond the control of the Company.

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

Changes in Net Assets in Liquidation

For the Year Ended December 31, 2003

Under liquidation basis accounting, the Company reported an increase in net assets in liquidation from operating activities of $0.7 million for the year ended December 31, 2003. The Company’s cash equivalents and securities earned interest income of $0.2 million for the year then ended. In addition, during the first quarter of 2003, the Company recorded an increase of $2.0 million comprised primarily of the proceeds from the sale of securities previously determined to be other-than-temporarily impaired and estimated to have no net realizable value. General and administrative expenses during the year ended December 31, 2003 amounted to $(1.5) million and consisted of $(0.8) million paid for directors and officers insurance during the first quarter of 2003, $(0.2) million of fees paid pursuant to the support services agreement and $(0.5) million of professional fees, payroll and other expenses.

The cash liquidation distribution of $0.50 per outstanding share of common stock that was declared during the first quarter of 2003 offset the Company’s increase in net assets in liquidation from operating activities for the year ended December 31, 2003 by $(7.0) million. At December 31, 2003, the Company’s net assets in liquidation amounted to $12.0 million.

During the year ended December 31, 2003, a net $(1.4) million of cash was used in the Company’s operating activities, primarily for the extension of the insurance coverage for the directors and officers during the first quarter of 2003. Cash generated by the proceeds from the previously mentioned sale of securities during the first quarter of 2003 amounted to $2.0 million. During 2003, the Company purchased two U.S. Treasury Notes for $(5.9) million and sold one generating proceeds of $2.9 million. During April 2003, the Company paid the $(7.0) cash liquidation distribution to stockholders. At December 31, 2003, the balance of cash and cash equivalents amounted to $9.6 million.

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

For the Period From July 28, 2001 Through December 31, 2001

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

Results of Operations

For the Period From January 1, 2001 through July 27, 2001.

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

Interest Income and Average Interest Earning Asset Yields

Historically, the Company earned interest income primarily from its portfolio of investments and cash equivalents. The table below shows, for the period January 1, 2001 through July 27, 2001, the Company’s average balance of cash equivalents, investments, the yields earned on each type of interest earning asset, the yield on average interest earning assets and total interest income.

	Average Cash Equivalents	Average Amortized Cost of Investments	Total Average Interest Earning Assets	Yield on Average Cash Equivalents	Yield on Average Amortized Cost of Investments	Yield on Average Interest Earning Assets	Total Interest Income
	(dollars in thousands)
For the period January 1, 2001 through July 27, 2001	$19,109	$169,793	$188,902	4.67%	7.30%	7.04%	$7,757

During 2001, the Company reduced its portfolio of Mortgage Securities and Mortgage Derivatives and the leverage financing used to maintain the portfolio in connection with the liquidation or sale of the Company

Interest Expense and the Average Cost of Funds

Historically, the Company incurred interest expense primarily from borrowed funds under short-term repurchase agreements that finance most of its portfolio of investments. Interest expense is calculated in the same manner for tax and GAAP purposes. The Company generally structured its borrowings to closely correlate the Company’s cost of borrowed funds with changes in one-month LIBOR.

The table below shows, for the period January 1, 2001 through July 27, 2001, the Company’s average borrowed funds, interest expense and average cost of funds compared to average one and six-month LIBOR.

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

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of Statement No. 133.” The adoption of the provisions of these accounting pronouncements with respect to the Company’s sole derivative instrument at that time, the interest rate agreement, had no impact on the Company’s financial condition or results of operations.

The Company did not enter into any interest rate agreements during 2001.

General and Administrative Expenses

General and administrative expenses (“operating expense” or “G&A expense”) consisted of management and incentive fees incurred to Mariner and professional and other expenses.

	Management Fees	Incentive Fees	Other G&A Expense	Total G&A Expense
	(dollars in thousands)
For the period January 1, 2001 through July 27, 2001	$350	$1,219	$959	$2,528

Net Loss and Return on Average Stockholders’ Equity

Net loss was $(3.2) million for the period January 1, 2001 through July 27, 2001. Return on average stockholders’ equity for the period January 1, 2001 through July 27, 2001 was (4.87)%. The table below shows, on an actual basis, for the period January 1, 2001 through July 27, 2001, the Company’s net interest income, losses from investment activities, losses from impairment charges and G&A expense each as a percentage of average stockholders’ equity and the return on average stockholders’ equity.

	Net Interest Income	Losses from Investment Activities	Losses from Impairment Charges	G&A Expense	Return on Average Stockholders’ Equity
For the period January 1, 2001 through July 27, 2001	5.67%	(6.66)%	—	(3.88)%	(4.87)%

Financial Condition

Investments

At December 31, 2003, the Company holds a $2.9 million principal amount U.S. Treasury Note with a net realizable value of $2.9 million carrying an annual coupon interest rate of 2.125% that matures on October 31, 2004. On March 21, 2003, the Company sold substantially all of the mortgage securities previously determined to be other-than-temporarily impaired, which were estimated to have no net realizable value, for $2,000,000. The remaining mortgage securities owned and previously determined to be other-than-temporarily impaired are estimated to have no net realizable value as of December 31, 2003.

Liquidity and Capital Resources

Liquidity measures the Company’s ability to turn non-cash assets into cash during the liquidation period to satisfy its commitments to pay ongoing general and administrative expenses and estimated costs of liquidation, and to make distributions to stockholders. As of December 31, 2003, the Company holds a highly liquid, readily marketable U.S. Treasury Note and combined with its balance of cash and cash equivalents of $9.6 million, liquidity amounts to $12.5 million. The Company believes that this amount and its resultant earnings will be adequate to support the Company and pay its obligations during the liquidation period

Taxable Income and REIT Status; Distributions

At its inception, the Company elected to be taxed as a REIT under the Code commencing with its short taxable year ended December 31, 1997. The Company qualified as a REIT for the taxable years ended December 31, 1997 through 2001. As such, the Company would have normally distributed substantially all of its taxable income for each year to stockholders, including income resulting from gains on sales of securities, and generally would have been entitled to a deduction for all dividends it paid to its stockholders for a taxable year. Because the Company did not meet certain requirements, the Company did not qualify as a REIT for the year beginning January 1, 2002. As a consequence, the Company will no longer be entitled to deduct dividends paid to stockholders from its taxable income. The Company is subject to federal income tax at corporate rates (including any applicable alternative minimum tax) with respect to gains from liquidating sales of assets and income from operations for the year ended December 31, 2002 and for subsequent taxable years. The federal income taxes would reduce the amounts otherwise distributable to its stockholders.

For the year ended December 31, 2003, the Company estimates that taxable income before utilizing its carried forward NOLs amounted to approximately $0.5 million. To the extent that the Company generates taxable income, the Company will utilize its NOLs to reduce its taxable income and adjust its deferred tax assets and related valuation allowance accordingly. In that regard, the Company offset its taxable income for the year ended December 31, 2003 with NOLs and correspondingly reduced its deferred tax assets and related valuation allowance each by $(0.3) million resulting in no effect on net assets in liquidation.

For the tax years ended December 31, 2002 and 2001, operating losses as calculated for tax purposes were approximately $(0.7) million and $(1.3) million, respectively. Prior to 2001, the Company experienced approximately $(118.8) million of aggregate NOLs. In 2002, the Company recognized its NOLs by recording $56.5 million of deferred tax assets and recorded a corresponding charge of $(56.5) million to a related valuation allowance due to the continuing liquidation of the Company and the expectation that the Company will not have sufficient earnings to utilize these deferred tax assets.

NOLs generally may be carried forward for 20 years. The Company believes that during 1999 it experienced an “ownership change” within the meaning of Section 382 of the Code. Consequently, the Company’s use of NOLs generated before the ownership change to reduce taxable income after the ownership change will be subject to limitations under Code Section 382. Generally, Code Section 382 limits the use of NOLs in any year to the value of the Company’s common stock on the date of the ownership change multiplied by the long-term tax-exempt rate (published by the IRS) with respect to that date. The Company believes that the annual limitation with respect to the use of its NOLs is approximately $3.0 million and that as of December 31, 2003, approximately $90.7 million of the estimated cumulative NOL of $120.3 million is subject to the annual limitation.

In accordance with the Plan of Liquidation and Dissolution, receiving the approval of the Delaware Court of Chancery, the Company made distributions of $0.50 and $3.00 per outstanding share of common stock on April 8, 2003 and December 28, 2001, respectively, to stockholders of record as of March 31, 2003 and December 17, 2001, respectively. As of December 31, 2003, the estimated net realizable value of the Company’s net assets in liquidation was $0.86 per share. After providing for expenses and subject to court approval, the Company expects to distribute the remaining net assets in liquidation before the end of the 2004 fiscal year, in accordance with the timing set forth in the Plan of Liquidation and Dissolution. The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses, as well as other factors beyond the control of the Company.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officers have evaluated the disclosure controls and procedures prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures were effective as of December 31, 2003.

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

The Company’s directors are as follows:

Name	Age	Position	Director Since

Ronald J. Artinian	55	Director - Class II	2000
Mark W. Hobbs	48	Director - Class I	2000
Arthur House	61	Director - Class II	2000
Jonathan Ilany	50	Director - Class III	1998
William J. Michaelcheck	57	Chief Executive Officer, Chairman and Director - Class III	1999

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

Mark W. Hobbs has been a director of LASER since October 2000, and is currently a private investor. From 1995 until his appointment to J Net Enterprises in June 2000, Mr. Hobbs was a partner in Mariner Investment Group, an affiliate of Mariner. Prior to Mariner Investment Group, Mr. Hobbs was involved in private investing and financial consulting from 1991 to 1995. From 1982 to 1991, Mr. Hobbs was President of Rosewood Financial, Inc., a private investment management company.

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

Based solely on a review of the copies of such reports furnished to the Company, or written representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with through December 31, 2003.

Audit Committee Financial Expert Code of Ethics

Because the Company expects to distribute the remaining net assets in liquidation before the end of the 2004 fiscal year, in accordance with the timing set forth in the Plan of Liquidation and Dissolution, the Company does not have an audit committee financial expert serving on its audit committee and has not adopted a code of ethics that applies to the Company Chief Executive Officer, Chief Financial Officer or controller.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to beneficial ownership of its common stock as of March 11, 2004, by (i) each executive officer and director, (ii) any person known to the Company to be the beneficial owner of five percent or more of the common stock and (iii) all directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)	Number of Shares	Percent
William J. Michaelcheck (2)	836,900	5.96%
Charles R. Howe, II (2)	836,900	5.96%
Jonathan Ilany (2)	836,900	5.96%
Ronald J. Artinian	6,000	*
Mark W. Hobbs	0	0
Arthur House	0	0
Highfields Capital Management L.P. (3)	3,275,900	23.33%
Legg Mason, Inc. (4)	1,938,330	13.81%
Warren E. Buffett (5)	1,360,000	9.69%
Loeb Arbitrage Fund; Loeb Partners Corporation (6)	1,072,300	7.64%
SLS Management, LLC (7)	923,300	6.6%
Jay Buck (8)	899,500	6.41%
Mariner Investment Group, Inc. (2)	836,900	5.96%
Lloyd I. Miller, III (9)	741,400	5.3%
All directors and executive officers as a group (6 persons)	842,900	6.00%

*	Less than one percent
(1)	The address of each of the executive officers, and directors of LASER is c/o LASER Mortgage Management, Inc., c/o Mariner Investment Group, Inc. 780 Third Avenue, 16th Floor, New York, New York, 10017. The address of Highfields Capital Management L.P. is 200 Clarendon Street, 51st Floor, Boston, Massachusetts 02117. The address of Legg Mason, Inc. is 100 Light Street, Baltimore, Maryland 21202. The address of Warren E. Buffett is 1440 Kiewit Plaza, Omaha, Nebraska 68131. The address of Loeb Partners Corporation and Loeb Arbitrage Fund is 61 Broadway, New York, New York 10006. The address of SLS Management, LLC is 140 West 57th Street, New York, New York 10019. The address of New Ellington Partners LP is 53 Forest Avenue, Old Greenwich, Connecticut 06870. The address of Jay Buck is 104 Field Point Road, Greenwich, Connecticut 06830. The address of Mariner Investment Group, Inc. is 780 Third Avenue, 16th Floor, New York, New York 10017. The address of Lloyd I. Miller is 4550 Gordon Drive, Naples, Florida 34102.
(2)	Based on Schedule 13D filed on November 12, 1999. Includes all of the shares of common stock owned beneficially by clients advised by Mariner Investment Group, Inc., of which Mr. Michaelcheck is the sole stockholder, Mr. Howe is the Chief Financial Officer and Mr. Ilany is an employee.
(3)	Based on Schedule 13G filed on February 16, 1999. Includes all of the shares of common stock owned beneficially by Highfields Capital Ltd., Highfields Capital I LP and Highfields Capital II LP. Mr. Richard L. Grubman and Jonathon S. Jacobson are the managing members of Highfields Associates, which directs the affairs of Highfields Capital I LP and Highfields Capital II LP, and Highfields GP LLC, the general partner of Highfields Capital Management LP.
(4)	Based on Schedule 13G filed on February 12, 1999. Includes all of the shares of common stock owned beneficially by certain mutual funds advised by Legg Mason, Inc.
(5)	Based on Schedule 13G/A filed on February 14, 2002.
(6)	Based on Schedule 13D filed on November 15, 2002. Includes all of the shares of common stock owned beneficially by Loeb Partners Corporation, Loeb Arbitrage Fund and shares of common stock purchased for the accounts of two customers or Loeb Partners Corporation as to which it has investment discretion.
(7)	Based on Schedule 13G/A filed on February 17, 2004. Includes all of the shares of common stock owned beneficially by other entities.
(8)	Based on Schedule 13G filed on July 24, 2000. Includes all of the shares of common stock owned beneficially by Rockwood Asset Management Inc., Rockwood Partners and Demeter Asset Management, controlled by Mr. Buck.
(9)	Based on Schedule 13G/A filed on February 20, 2004. Includes all of the shares of common stock owned beneficially by certain family trusts. Mr. Miller is the investment advisor to the trustee of the trusts.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

Deloitte & Touche LLP billed us $71,000 for the year ended December 31, 2003 and $76,000 for the year ended December 31, 2002 for professional services rendered for the audit of our annual financial statements and the review of financial statements included in statutory and regulatory filings.

Tax Fees

Deloitte & Touche LLP billed us $10,000 for the year ended December 31, 2003 and $10,500 for the year ended December 31, 2002 for professional services rendered for tax compliance, tax advice, and tax planning. The taxation advisory services provided related primarily to the preparation of corporate tax returns.

Other than the audit and tax fees described above, Deloitte & Touche LLP did not provide any other services to us for the years ended December 31, 2003 and 2002. All non-audit services provided by Deloitte & Touche LLP must be approved by the Audit Committee. The Audit Committee pre-approves all services, including both audit and non-audit services, provided by Deloitte & Touche LLP.

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

3. Exhibits: See “Exhibit Index.”

(b) The Company did not file any current reports on Form 8-K during the quarter ended December 31, 2003.

LASER MORTGAGE MANAGEMENT, INC.

INDEX TO FINANCIAL STATEMENTS

Page
INDEPENDENT AUDITORS’ REPORT	F-2

FINANCIAL STATEMENTS:

Statements of Net Assets in Liquidation as of December 31, 2003 and 2002 (Liquidation Basis)	F-3

Statements of Changes in Net Assets in Liquidation for the years ended December 31, 2003 and 2002 and for the period from July 28, 2001 through December 31, 2001 (Liquidation Basis)	F-4

Statement of Operations and Comprehensive Income for the period from January 1, 2001 through July 27, 2001 (Going Concern Basis)	F-5

Statement of Stockholders’ Equity for the period from January 1, 2001 through July 27, 2001 (Going Concern Basis)	F-6

Statements of Cash Flows for years ended December 31, 2003 and 2002 and for the period from July 28, 2001 through December 31, 2001 (Liquidation Basis)	F-7

Statement of Cash Flows for the period from January 1, 2001 through July 27, 2001 (Going Concern Basis)	F-8

Notes to Financial Statements	F-9

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of

LASER Mortgage Management, Inc.

We have audited the accompanying statements of net assets in liquidation of LASER Mortgage Management, Inc. (the “Company”) as of December 31, 2003 and 2002 and the related statements of changes in net assets in liquidation and cash flows for the years ended December 31, 2003 and 2002 and for the period from July 28, 2001 through December 31, 2001. In addition, we have audited the accompanying statements of operations and comprehensive income, stockholders’ equity and cash flows for the period from January 1, 2001 through July 27, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets in liquidation of the Company as of December 31, 2003 and 2002, the changes in its net assets in liquidation and its cash flows for the years ended December 31, 2003 and 2002 and for the period from July 28, 2001 through December 31, 2001, and the results of its operations and its cash flows for the period from January 1, 2001 through July 27, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

New York, New York

March 26, 2004

LASER Mortgage Management, Inc.

STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

	AS OF
	DECEMBER 31, 2003	DECEMBER 31, 2002
ASSETS
Cash and cash equivalents	$9,569,678	$18,941,547
Investment in security	2,922,649	—
Interest receivable	10,562	594

Total assets	12,502,889	18,942,141

LIABILITIES
Accounts payable and accrued expenses	103,262	197,444
Reserve for estimated liquidation costs	395,004	410,759

Total liabilities	498,266	608,203

Net assets in liquidation	$12,004,623	$18,333,938

See notes to financial statements.

LASER Mortgage Management, Inc.

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

	FOR THE YEAR ENDED DECEMBER 31, 2003	FOR THE YEAR ENDED DECEMBER 31, 2002	FOR THE PERIOD FROM JULY 28, 2001 THROUGH DECEMBER 31, 2001
Interest Income:
Securities and mortgage loans	$15,477	$174,757	$1,963,752
Cash and cash equivalents	141,646	301,273	225,897

Total interest income	157,123	476,030	2,189,649

Interest Expense:
Repurchase agreements	—	19,662	419,590

Net interest income	157,123	456,368	1,770,059

Net gain on securities	2,002,603	274,407	607,650

General and administrative expenses	1,469,549	840,070	552,796

Increase (decrease) in net assets in liquidation from operating activities	690,177	(109,295)	1,824,913

Cash liquidation distribution to stockholders	(7,019,492)	—	(42,116,949)

Adjustments to reflect the change to liquidation basis accounting:
Reduction to reflect estimated net realizable value of securities	—	—	(938,188)
Write-off of prepaid expenses	—	—	(1,098,222)
Reserve for estimated liquidation costs	—	—	(700,000)

Adjustment to liquidation basis accounting	—	—	(2,736,410)

Net assets in liquidation at beginning of period	18,333,938	18,443,233	61,471,679

Net assets in liquidation at end of period	$12,004,623	$18,333,938	$18,443,233

See notes to financial statements.

LASER Mortgage Management, Inc.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(GOING CONCERN BASIS)

FOR THE PERIOD FROM JANUARY 1, 2001 THROUGH JULY 27, 2001
Interest Income:
Securities and mortgage loans	$7,231,003
Cash and cash equivalents	525,563

Total interest income	7,756,566

Interest Expense:
Repurchase agreements	4,059,974
Other	—

Total interest expense	4,059,974

Net interest income	3,696,592

Net realized loss on securities	(4,218,425)

Net loss on interest rate agreement	(120,000)

General and administrative expenses	2,527,690

Net loss	$(3,169,523)

Other Comprehensive Income:
Unrealized net gain on securities:
Unrealized holding loss arising during the period	(3,016,779)
Add: reclassification adjustment for net realized loss included in net loss	4,218,425

Other comprehensive income	1,201,646

Comprehensive loss	$(1,967,877)

NET LOSS PER SHARE:
Basic	$(0.23)

Diluted	$(0.23)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	14,038,983

Diluted	14,038,983

See notes to financial statements.

LASER Mortgage Management, Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2001 THROUGH JULY 27, 2001

(GOING CONCERN BASIS)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Distributions and Losses	Treasury Stock at Cost	Total Stockholders’ Equity
BALANCE, DECEMBER 31, 2000	$20,119	$283,012,967	$(3,673,678)	$(183,071,421)	$(32,848,431)	$63,439,556

Comprehensive loss:
Net loss	—	—	—	(3,169,523)	—	(3,169,523)

Other comprehensive income:
Unrealized holding loss arising during the period	—	—	(3,016,779)	—	—	(3,016,779)
Reclassification adjustment for net realized loss included in net loss	—	—	4,218,425	—	—	4,218,425

Other comprehensive income	—	—	1,201,646	—	—	1,201,646

Comprehensive loss						(1,967,877)

BALANCE, JULY 27, 2001	$20,119	$283,012,967	$(2,472,032)	$(186,240,944)	$(32,848,431)	$61,471,679

See notes to financial statements

LASER Mortgage Management, Inc.

STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

	FOR THE YEAR ENDED DECEMBER 31, 2003	FOR THE YEAR ENDED DECEMBER 31, 2002	FOR THE PERIOD JULY 28, 2001 THROUGH DECEMBER 31, 2001
Cash Flows From Operating Activities
Increase (decrease) in net assets in liquidation from operating activities	$690,177	$(109,295)	$1,824,913
Adjustments to reconcile increase (decrease) in net assets in liquidation from operating activities to net cash (used in) provided by operating activities:
Amortization of mortgage premiums and discounts, net	24,495	(8,766)	(44,472)
Net (gain) loss on securities	(2,001,133)	33,614	(607,650)
(Increase) decrease in interest receivable	(9,968)	317,684	416,991
Decrease in accrued interest payable	—	(30,576)	(671,397)
(Decrease) increase in accounts payable and accrued expenses	(94,182)	(695,069)	66,500
Decrease in reserve for estimated liquidation costs	(15,755)	(114,178)	(175,063)

Net cash (used in) provided by operating activities	(1,406,366)	(606,586)	809,822

Cash Flows From Investing Activities
Purchases of securities	(5,875,001)	—	—
Proceeds from sales of securities.	4,928,990	16,105,648	45,069,534
Principal payments on securities and mortgage loans	—	2,510,300	20,969,010

Net cash (used in) provided by investing activities	(946,011)	18,615,948	66,038,544

Cash Flows From Financing Activities
Repayments of repurchase agreements	—	(2,028,000)	(44,363,576)
Cash liquidation distribution to stockholders	(7,019,492)	—	(42,116,949)

Net cash used in financing activities	(7,019,492)	(2,028,000)	(86,480,525)

Net (decrease) increase in cash and cash equivalents	(9,371,869)	15,981,362	(19,632,159)
Cash and cash equivalents at beginning of period	18,941,547	2,960,185	22,592,344

Cash and cash equivalents at end of period	$9,569,678	$18,941,547	$2,960,185

Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$(50,238)	$(1,090,987)

Supplemental Disclosure of Non-Cash Operating Activities:
Adjustment to liquidation basis accounting	$—	$—	$(2,736,410)

See notes to financial statements

LASER Mortgage Management, Inc.

STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)

FOR THE PERIOD JANUARY 1, 2001 THROUGH JULY 27, 2001
Cash Flows From Operating Activities:
Net loss	$(3,169,523)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of mortgage premiums and discounts, net	(186,354)
Unrealized gain on interest rate agreement	(2,580,000)
Net realized loss on sale of securities and interest rate agreement	6,918,425
Change in assets and liabilities:
Decrease in interest receivable	2,280,392
Decrease in prepaid expenses	318,570
Increase in accrued interest payable	141,843
Increase in accounts payable and accrued expenses	96,310

Net cash provided by operating activities	3,819,663

Cash Flows From Investing Activities:
Purchases of securities	(55,048,842)
Decrease in payable for securities acquired	(23,321,844)
Proceeds from sales of securities	255,982,732
Proceeds from sale of interest rate agreement	260,000
Principal payments on securities and mortgage loans	30,843,850

Net cash provided by investing activities	208,715,896

Cash Flows From Financing Activities:
Proceeds from repurchase agreements	1,960,972,986
Repayments of repurchase agreements	(2,154,458,410)

Net cash used in financing activities	(193,485,424)

Net increase in cash and cash equivalents	19,050,135
Cash and cash equivalents at beginning of period	3,542,209

Cash and cash equivalents at end of period	$22,592,344

Supplemental Disclosure Of Cash Flow Information:
Interest paid	$(3,918,131)

Non-cash financing activities:
Net change in unrealized gain on available-for-sale securities	$1,201,646

See notes to financial statements.

LASER Mortgage Management, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

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

In accordance with the Plan of Liquidation and Dissolution, receiving the approval of the Delaware Court of Chancery, the Company made distributions of $0.50 and $3.00 per outstanding share of common stock on April 8, 2003 and December 28, 2001, respectively, to stockholders of record as of March 31, 2003 and December 17, 2001, respectively. As of December 31, 2003, the estimated net realizable value of the Company’s net assets in liquidation was $0.86 per share. After providing for expenses and subject to court approval, the Company expects to distribute the remaining net assets in liquidation before the end of the 2004 fiscal year, in accordance with the timing set forth in the Plan of Liquidation and Dissolution. The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses, as well as other factors beyond the control of the Company.

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

Before the adoption of liquidation basis accounting and in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company classified its Securities as available-for-sale. The available-for-sale classification required that those Securities be carried at estimated fair value, with unrealized gains and losses reported on the balance sheet as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). This classification was appropriate since the Company may have needed to sell, from time to time, any of its Securities as part of its overall management of its balance sheet even though the Company generally intended to hold most of its Securities until maturity.

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

Realized gains and losses on Investment transactions have been determined on the specific identification basis and were recorded on the statement of changes in net assets in liquidation or the statement of operations, as appropriate.

Interest Rate Agreement – The Company followed an interest-rate risk-management strategy designed to protect against the adverse effects of major interest rate changes and used a derivative interest rate cap agreement (“cap”).

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

Repurchase Agreements – The Company utilized repurchase agreements to finance most of its Investments. The repurchase agreements were collateralized by certain of the Company’s Investments and carried interest rates that generally moved in close relation to the one-month London Interbank Offered Rate (“LIBOR”). Repurchase agreements were reported on the statement of net assets in liquidation or balance sheet, as appropriate, at the contractual amount to be repaid under such agreement.

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

Fair Value of Financial Instruments – The fair values of the Company’s Investments and interest rate agreement were based on prices and valuations provided by dealers who make markets in these financial instruments. The fair values reported reflected estimates and were not necessarily indicative of the amounts the Company could have realized in a current market exchange. The carrying values of cash equivalents and other financial assets and liabilities approximated their estimated fair value because of the short-term nature of these financial instruments. Estimated net realizable value approximates estimated fair value as presented in these financial statements.

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

2. INVESTMENTS

At December 31, 2003, the Company owned a $2,900,000 principal amount U.S. Treasury Note with an estimated net realizable value of $2,922,649. The Security matures October 31, 2004 and carries an annual coupon interest rate of 2.125%.

On October 23, 2000 the Company filed suit in the Southern District of New York against Asset Securitization Corporation (“ASC”), Nomura Asset Capital Corporation (“Normura Asset”) and Nomura Securities International, Inc. (“Nomura”), alleging that the defendants defrauded the Company into purchasing approximately

$19.0 million worth of ASC Securities by failing to disclose, among other things, that one of the largest loans in a trust fund of which the Company owned subordinated interests was seriously troubled. On February 4, 2003, the Company withdrew the lawsuit and all claims were dismissed with prejudice and without costs.

On March 21, 2003, the Company sold all of the ASC Securities, which previously were estimated to have no net realizable value, for $2,000,000.

3. RESERVE FOR ESTIMATED LIQUIDATION COSTS

At the time of the adoption of liquidation basis accounting, the Company recorded $700,000 for estimated professional fees and other expenses directly related to the liquidation that are anticipated to be incurred over the course of the liquidation. The ongoing general and administrative expenses related to operating the Company until its liquidation is completed have not been included in this reserve. At December 31, 2003 and 2002, the reserve for estimated liquidation costs amounted to $395,004 and $410,759, respectively. During the year ended December 31, 2003 and 2002, the Company paid $15,755 and $114,178, respectively, of liquidation costs.

4. STOCKHOLDERS’ EQUITY

Common Stock – At each of December 31, 2003 and 2002, the Company had 100,000,000 common shares authorized and 20,118,749 common shares issued.

Distributions – On April 8, 2003 and December 28, 2001, cash liquidation distributions of $0.50 and $3.00 per outstanding share of common stock, respectively, were made in accordance with the Company’s Plan of Liquidation and Dissolution.

Treasury Stock – No shares of common stock were repurchased during 2003 and 2002. At December 31, 2003 and 2002, an aggregate 6,079,766 shares of the Company’s issued common stock had been reacquired at an aggregate cost of $32,848,431.

5. LONG-TERM STOCK INCENTIVE PLAN

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

There were no outstanding awards under the Incentive Plan during the years ended December 31, 2003 and 2002 and none were outstanding or reserved for issuance at December 31, 2001.

6. LOSS PER SHARE (“LPS”)

Basic LPS is computed by dividing the net loss attributable to common shares by the weighted average number of common shares outstanding during the period. The calculation of diluted LPS considered the effect of all dilutive potential common shares that were outstanding during the period under the Company’s Incentive Plan. Basic and diluted LPS for the period January 1, 2001 through July 27, 2001 was as follows:

	For the Period January 1, 2001 Through July 27, 2001
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic LPS	$(3,169,523)	14,038,983	$(0.23)

Diluted LPS	$(3,169,523)	14,038,983	$(0.23)

For the period January 1, 2001 through July 27, 2001, there were no deferred common shares reserved for issuance and there were no outstanding options to purchase common shares of the Company.

7. MANAGEMENT ARRANGEMENTS

From November 1, 1999 to November 1, 2001, Mariner Mortgage Management, L.L.C. (“Mariner”) served as the external manager of the Company and was responsible for the day-to-day management of the Company’s investments and operations. Under the management agreement then in effect, Mariner became entitled to be paid an incentive fee on the date on which the Board of Directors adopted resolutions approving the liquidation and dissolution. Pursuant to the terms of the management agreement, an incentive fee of $1,219,285 was paid to Mariner on May 1, 2001. Mariner was not entitled to receive any other fee upon the adoption of the Plan of Liquidation and Dissolution. In accordance with the terms of the management agreement, Mariner continued to receive its base management fee of $50,000 per month until the termination of the management agreement on November 1, 2001. For the period from January 1, 2001 through July 27, 2001, the Company incurred base management fees of $350,000 and for the period from July 28, 2001 through December 31, 2001, the Company incurred base management fees of $150,000. Other than the $1,219,285 incentive fee paid to Mariner as described above, no incentive fees were paid to Mariner at any time.

Upon the termination of the management agreement on November 1, 2001, the Company became self-managed and entered into employment agreements with William J. Michaelcheck, the President and Chief Executive Officer of the Company, and Charles R. Howe, II, the Vice President, Treasurer and Secretary of the Company, each at a salary of $10,000 per month. Effective October 1, 2002, the employment agreement with Mr. Howe was amended to reduce his salary to $5,000 per month. Messrs. Michaelcheck and Howe previously were responsible for managing the Company’s portfolio at Mariner and continue to have significant responsibilities at Mariner.

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

For the years ended December 31, 2003 and 2002, the Company incurred $180,000 and $225,000, respectively, of expenses under the employment agreements and $240,000 and $300,000, respectively, of expenses under the support services agreement.

All of the management arrangements discussed above have been ratified and approved by the Compensation Committee of the Board of Directors.

8. INCOME TAXES

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

For the year ended December 31, 2003, the Company estimates that taxable income before utilizing its carried forward net operating losses as calculated for tax purposes (“NOLs”) amounted to approximately $0.5 million. To the extent that the Company generates taxable income, the Company will utilize its NOLs to reduce its taxable income and adjust its deferred tax assets and related valuation allowance accordingly. In that regard, the Company offset its taxable income for the year ended December 31, 2003 with NOLs and correspondingly reduced its deferred federal and state tax assets by approximately $241,000 and $80,000, respectively. The aggregate gross deferred federal and state tax assets amounted to approximately $56,222,000 at December 31, 2003 and represented $55,938,000 for NOLs and $284,000 for the reserve for estimated liquidation costs and other prepaid expenses. Due to the continuing liquidation of the Company and the expectation that the Company will not have sufficient earnings to utilize these deferred tax assets, the existing valuation allowance for the aggregate gross deferred tax assets was reduced by $321,000 to $56,222,000 at December 31, 2003.

No current income tax expense was reported for the year ended December 31, 2002 due to an operating loss as calculated for tax purposes of approximately $(0.7) million. The deferred federal and state income tax benefits from operating activities for the year ended December 31, 2002 amounted to approximately $38,000 and $13,000, respectively. Additionally, the deferred federal and state income tax benefits from prior NOLs that were recognized during 2003 amounted to approximately $42,521,000 and $13,971,000, respectively. The aggregate gross deferred tax asset recorded as a result of the recognition of these income tax benefits was $56,543,000. The components of the aggregate gross deferred tax asset at December 31, 2002 were as follows: NOLs were $56,201,000 and the reserve for estimated liquidation costs and other prepaid expenses was $342,000. Due to the continuing liquidation of the Company and the expectation that the Company will not have sufficient earnings to utilize these deferred tax assets, the entire gross deferred tax asset was fully offset by a $56,543,000 valuation allowance established at December 31, 2002.

For the tax year ended December 31, 2001, the operating loss as calculated for tax purposes was approximately $(1.3) million. Prior to 2001, the Company experienced approximately $(118.8) million of aggregate NOLs. NOLs generally may be carried forward for 20 years. The Company believes that during 1999 it experienced an “ownership change” within the meaning of Section 382 of the Code. Consequently, the Company’s use of NOLs generated before the ownership change to reduce taxable income after the ownership change will be subject to limitations under Code Section 382. Generally, Code Section 382 limits the use of NOLs in any year to the value of the Company’s common stock on the date of the ownership change multiplied by the long-term tax-exempt rate (published by the IRS) with respect to that date. The Company believes that the annual limitation with respect to the use of its NOLs is approximately $3.0 million and that as of December 31, 2003, approximately $90.7 million of the estimated cumulative NOL of $120.3 million is subject to the annual limitation.

9. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The quarterly results of operations for the period January 1, 2001 through July 27, 2001 follow:

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

Dated: March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ William J. Michaelcheck William J. Michaelcheck	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 29, 2004

/s/ Charles R. Howe, II Charles R. Howe, II	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2004

/s/ Ronald J. Artinian Ronald J. Artinian	Director	March 29, 2004

/s/ Mark Hobbs Mark Hobbs	Director	March 29, 2004

/s/ Arthur House Arthur House	Director	March 29, 2004

Jonathan Ilany	Director

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1	The Articles of Merger (Incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

2.2	The Certificate of Ownership and Merger (Incorporated by reference to Exhibit 2.2 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

2.3	Plan of Liquidation and Dissolution of LASER Mortgage Management, Inc. (Incorporated by reference to Exhibit 2.3 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

3.1	Restated Certificate of Incorporation of LASER Mortgage Management, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

3.2	Bylaws of LASER Mortgage Management, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

10.1	Management Agreement between the Registrant and LASER Advisers, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ending December 31, 1997.)

10.2	Consulting Agreement dated as of February 28, 1999 between the Registrant and BlackRock Financial Management, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 28, 1999.)

10.3	Management Agreement between the Registrant and Mariner Mortgage Management, L.L.C. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 5, 1999.)

10.4	First Amendment to the Management Agreement dated as of November 1, 2000 by and between the Registrant and Mariner Mortgage Management, L.L.C. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 3, 2000.)

10.5	Support Services Agreement dated as of November 1, 2001 between the Registrant and Mariner Investment Group, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.)

10.6	Employment Agreement dated as of November 1, 2001 between the Registrant and William J. Michaelcheck (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.)

10.7	Employment Agreement dated as of November 1, 2001 between the Registrant and Charles R. Howe, II (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.)

10.8	Form of Indemnification Agreement between the Registrant and each of Ronald J. Artinian, Mark Hobbs, Arthur House, Jonathan Ilany, William J. Michaelcheck, Charles R. Howe, II, Thomas Arleo, A. George Kallop, William Petersen, and Dennis Winter (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K dated December 31, 2002.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Section 1350 Certification of the Chief Executive Officer.*

32.2	Section 1350 Certification of the Chief Financial Officer.*

99.1	Certificate of Dissolution (Incorporated by reference to Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.)

*	Filed herewith.