Form 10-Q
period 2004-03-31
LASER MORTGAGE MANAGEMENT INC
filed 2004-05-17
CIK 1046099

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date: 14,038,983 shares of common stock, $0.001 par value, outstanding as of May 4, 2003.

LASER MORTGAGE MANAGEMENT, INC.

FORM 10-Q

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LASER Mortgage Management, Inc.

Statements of Net Assets in Liquidation

(Liquidation Basis)

	As of
	March 31, 2004 (Unaudited)	December 31, 2003
Assets
Cash and cash equivalents	$9,459,041	$9,569,678
Investment in security	2,918,125	2,922,649
Interest receivable	27,228	10,562

Total assets	12,404,394	12,502,889

Liabilities
Accounts payable and accrued expenses	146,281	103,262
Reserve for estimated liquidation costs	375,727	395,004

Total liabilities	522,008	498,266

Net assets in liquidation	$11,882,386	$12,004,623

See notes to financial statements.

LASER Mortgage Management, Inc.

Statements of Changes in Net Assets in Liquidation

(Liquidation Basis) (Unaudited)

	For The Three Months Ended
	March 31, 2004	March 31, 2003
Interest Income:
Security	$10,662	$—
Cash and cash equivalents	13,164	55,612

Total interest income	23,826	55,612

Net gain on securities	221	2,026,836

General and administrative expenses	146,284	1,021,319

(Decrease) increase in net assets in liquidation from operating activities	(122,237)	1,061,129

Cash liquidation distribution declared	—	(7,019,492)

Net assets in liquidation at beginning of period	12,004,623	18,333,938

Net assets in liquidation at end of period	$11,882,386	$12,375,575

See notes to financial statements.

LASER Mortgage Management, Inc.

Statements of Cash Flows

(Liquidation Basis) (Unaudited)

	For The Three Months Ended
	March 31, 2004	March 31, 2003
Cash Flows From Operating Activities
(Decrease) increase in net assets in liquidation from operating activities	$(122,237)	$1,061,129
Adjustments to reconcile (decrease) increase in net assets in liquidation from operating activities to net cash used in operating activities:
Amortization of mortgage premiums	4,745	—
Net gain on securities	(221)	(2,000,000)
Increase in interest receivable	(16,666)	(127)
Increase (decrease) in accounts payable and accrued expenses	43,019	(17,892)
Decrease in reserve for estimated liquidation costs	(19,277)	(14,033)

Net cash used in operating activities	(110,637)	(970,923)

Cash Flows From Investing Activities
Proceeds from sale of securities	—	2,000,000

Net (decrease) increase in cash and cash equivalents	(110,637)	1,029,077

Cash and cash equivalents at beginning of period	9,569,678	18,941,547

Cash and cash equivalents at end of period	$9,459,041	$19,970,624

See notes to financial statements

LASER Mortgage Management, Inc.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 (UNAUDITED)

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

In accordance with the Plan of Liquidation and Dissolution, receiving the approval of the Delaware Court of Chancery, the Company made distributions of $0.50 and $3.00 per outstanding share of common stock on April 8, 2003 and December 28, 2001, respectively, to stockholders of record as of March 31, 2003 and December 17, 2001, respectively. As of March 31, 2004, the estimated net realizable value of the Company’s net assets in liquidation was $0.85 per share. After providing for expenses and subject to court approval, the Company expects to distribute the remaining net assets in liquidation before the end of the 2004 fiscal year, in accordance with the timing set forth in the Plan of Liquidation and Dissolution. The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses, as well as other factors beyond the control of the Company.

The Company was organized to create and manage an investment portfolio of primarily mortgage-backed securities and mortgage loans that, in combination with financing and hedging activities, would generate income for distribution to its stockholders while preserving the Company’s capital base. At its inception, the Company elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 1997. The Company qualified as a REIT for the taxable years ended December 31, 1997 through 2001. The Company did not qualify as a REIT for the years beginning January 1, 2002.

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

LASER Mortgage Management, Inc.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 (UNAUDITED) (Continued)

The accompanying unaudited financial statements have been prepared on liquidation basis accounting in conformity with GAAP and the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these unaudited financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in these financial statements. These unaudited interim financial statements, as of and for the period ended March 31, 2004, should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for any interim period are not necessarily indicative of results that may be expected for a full year.

A summary of the Company’s significant accounting policies follows:

Cash Equivalents – Cash equivalents had consisted of an overnight reverse repurchase agreement. The amount reported on the statements of net assets in liquidation represents the amount advanced under the agreement. At March 31, 2004, the Company did not hold any overnight reverse repurchase agreements.

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

MARCH 31, 2004 (UNAUDITED) (Continued)

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

Fair Value of Financial Instruments – The fair value of the Company’s Investment was based on prices provided by a dealer who makes markets in these financial instruments. The fair value reported reflects an estimate and was not necessarily indicative of the amount the Company could have realized in a current market exchange. The carrying values of cash equivalents and other financial assets and liabilities approximated their estimated fair value because of the short-term nature of these financial instruments. Estimated net realizable value approximates estimated fair value as presented in these financial statements.

Income Taxes – At its inception, the Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 1997. As such, the Company generally had been entitled to a deduction for all dividends it paid to its stockholders for a taxable year. As a result, the Company had not been subject to federal income taxation with respect to its distributed income. Qualification as a REIT requires that the Company satisfy a number of asset, income and distribution tests. The Company qualified as a REIT for the taxable years ended December 31, 1997 through 2001. The Company did not qualify as a REIT for the years beginning January 1, 2002.

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

2. INVESTMENTS

At March 31, 2004 and December 31, 2003, the Company owned a $2,900,000 principal amount U.S. Treasury Note with an estimated net realizable value of $2,918,125 and $2,922,649, respectively. The Security matures October 31, 2004 and carries an annual coupon interest rate of 2.125%.

3. RESERVE FOR ESTIMATED LIQUIDATION COSTS

At the time of the adoption of liquidation basis accounting, the Company recorded $700,000 for estimated professional fees and other expenses directly related to the liquidation that are anticipated to be incurred over the course of the liquidation. The ongoing general and administrative expenses related to operating the Company until its liquidation is completed have not been included in this reserve. At March 31, 2004 and December 31, 2003, the reserve for estimated liquidation costs amounted to $375,727 and $395,004, respectively. During the three months ended March 31, 2004, the Company paid $19,277 of liquidation costs.

4. MANAGEMENT ARRANGEMENTS

Upon the termination of the management agreement with Mariner Mortgage Management, L.L.C. (“Mariner”) on November 1, 2001, the Company became self managed and entered into employment agreements with William J. Michaelcheck, the President and Chief Executive Officer of the Company, and Charles R. Howe, II, the Vice President,

LASER Mortgage Management, Inc.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 (UNAUDITED) (Continued)

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

For the three months ended March 31, 2004 and 2003, the Company incurred $45,000 and $45,000, respectively, of expenses under the employment agreements and $60,000 and $60,000, respectively, of expenses under the support services agreement.

All of the management arrangements discussed above have been ratified and approved by the Compensation Committee of the Board of Directors.

5. INCOME TAXES

At its inception, the Company elected to be taxed as a REIT under the Internal Revenue of 1986, as amended, commencing with its short taxable year ended December 31, 1997. As such, the Company generally had been entitled to a deduction for all dividends it paid to its stockholders for a taxable year. As a result, the Company had not been subject to federal income taxation with respect to its distributed income. Qualification as a REIT requires that the Company satisfy a number of asset, income and distribution tests. The Company qualified as a REIT for the taxable years ended December 31, 1997 through 2001. Because less than 75% of the Company’s gross income for the 2002 taxable year did not derive from certain required REIT investments, the Company did not qualify as a REIT for the years beginning January 2002. As a consequence, the Company is no longer entitled to deduct dividends paid to stockholders from its taxable income. The Company is subject to federal income tax at corporate rates (including any applicable alternative minimum tax) with respect to gains from liquidating sales of assets and income from operations for the year ended December 31, 2002 and for subsequent taxable years. The federal income taxes would reduce the amounts otherwise distributable to its stockholders.

Through the tax year ended December 31, 2003, the Company experienced approximately $120.3 million of cumulative net operating losses as calculated for tax purposes (“NOLs”). NOLs generally may be carried forward for 20 years. The Company believes that during 1999 it experienced an “ownership change” within the meaning of Section 382 of the Code. Consequently, the Company’s use of NOLs generated before the ownership change to reduce taxable income after the ownership change will be subject to limitations under Code Section 382. Generally, Code Section 382 limits the use of NOLs in any year to the value of the Company’s common stock on the date of the ownership change multiplied by the long-term tax-exempt rate (published by the IRS) with respect to that date. The Company believes that the annual limitation with respect to the use of its NOLs is approximately $3.0 million and that, as of the beginning of the tax year 2004, approximately $90.7 million of the estimated cumulative NOL of $120.3 million is subject to the annual limitation.

For the three months ended March 31, 2004, the Company estimates that it incurred approximately $0.4 million of loss for tax purposes. As a result, the Company increased its aggregate gross deferred tax assets by approximately $54,000 and recognized a corresponding increase of $54,000 in the valuation allowance for the change in the gross deferred tax asset.

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements as of and for the three months ended March 31, 2004 and notes thereto and with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. References herein to “LASER” or the “Company” include LASER Mortgage Management, Inc., a Maryland corporation, prior to the date of the Reincorporation described in Note 1 to the Notes to Financial Statements included as part of Item 1.

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

In accordance with the Plan of Liquidation and Dissolution, receiving the approval of the Delaware Court of Chancery, the Company made distributions of $0.50 and $3.00 per outstanding share of common stock on April 8, 2003 and December 28, 2001, respectively, to stockholders of record as of March 31, 2003 and December 17, 2001, respectively. As of March 31, 2004, the estimated net realizable value of the Company’s net assets in liquidation was $0.85 per share. After providing for expenses and subject to court approval, the Company expects to distribute the remaining net assets in liquidation before the end of the 2004 fiscal year, in accordance with the timing set forth in the Plan of Liquidation and Dissolution. The total amount of distributions to stockholders is subject to change based on numerous factors, including operating expenses, the Delaware Court of Chancery modifying the distribution amounts and timing currently envisioned by the Board of Directors under the Plan of Liquidation and Dissolution, unanticipated claims or expenses, as well as other factors beyond the control of the Company.

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

At its inception, the Company elected to be taxed as a REIT under the Code, commencing with its short taxable year ended December 31, 1997. The Company qualified as a REIT for the taxable years ended December 31, 1997 through 2001. The Company did not qualify as a REIT for the years beginning January 1, 2002.

Changes in Net Assets in Liquidation

For the Three Months Ended March 31, 2004

Under liquidation basis accounting, the Company reported a decrease in net assets in liquidation from operating activities of $(0.1) million for the three months ended March 31, 2004. The Company’s cash equivalents and security earned interest income of less than $0.1 million for the three months ended March 31, 2004. General and administrative expenses during the three months ended March 31, 2004 amounted to less than $(0.2) million and consisted primarily of support services fees, professional fees and payroll expenses. At March 31, 2004, the Company’s net assets in liquidation amounted to $11.9 million and the balance of cash and cash equivalents amounted to $9.5 million.

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

Distributions

For the three months ended March 31, 2004, the Company did not make any capital distributions or declare any dividends. On March 20, 2003, the Company announced that it would make a partial liquidation distribution to its stockholders of $0.50 per outstanding share of common stock. On April 8, 2003, the Company made that distribution to stockholders of record as of March 31, 2003.

Financial Condition

Investments

At March 31, 2004, the Company holds a $2.9 million principal amount U.S. Treasury Note with a net realizable value of $2.9 million carrying an annual coupon interest rate of 2.125% that matures on October 31, 2004. On March 21, 2003, the Company sold substantially all of the mortgage securities previously determined to be other-than-temporarily impaired, which were estimated to have no net realizable value, for $2,000,000. The remaining mortgage securities owned and previously determined to be other-than-temporarily impaired are estimated to have no net realizable value as of March 31, 2004.

Liquidity and Capital Resources

Liquidity measures the Company’s ability to turn non-cash assets into cash during the liquidation period to satisfy its commitments to pay ongoing general and administrative expenses and estimated costs of liquidation, and to make distributions to stockholders. As of March 31, 2004, the Company holds a highly liquid, readily marketable U.S. Treasury Note and combined with its balance of cash and cash equivalents of $9.5 million, liquidity amounts to

$12.4 million. The Company believes that this amount and its resultant earnings will be adequate to support the Company and pay its obligations during the liquidation period. The Delaware Court of Chancery granted permission on March 18, 2003 to make a distribution of $0.50 per outstanding share of common stock and the Company made that distribution on April 8, 2003 to stockholders of record as of March 31, 2003.

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

The Company is exposed to interest rate risk as an investor in a U.S. Treasury Note. Due to the short-term maturity, the interest rate risk to the Company is not significant.

Additionally, the Company is a party to certain other financial instruments, including interest receivable, accounts payable and other accrued expenses that are not interest rate sensitive.

Item 4. Controls and Procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officers have evaluated the disclosure controls and procedures prior to the filing of this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were effective as of March 31, 2004.

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

Date: May 14, 2004

LASER MORTGAGE MANAGEMENT, INC.

By:	/s/ CHARLES R. HOWE, II
Charles R. Howe, II
Chief Financial Officer
(principal accounting officer)
(authorized officer of registrant)

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1	The Articles of Merger (Incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

2.2	The Certificate of Ownership and Merger (Incorporated by reference to Exhibit 2.2 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

2.3	Plan of Liquidation and Dissolution of LASER Mortgage Management, Inc. (Incorporated by reference to Exhibit 2.3 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

3.1	Restated Certificate of Incorporation of LASER Mortgage Management, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

3.2	Bylaws of LASER Mortgage Management, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.)

99.1	Certificate of Dissolution (Incorporated by reference to Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Section 1350 Certification of the Chief Executive Officer.*

32.2	Section 1350 Certification of the Chief Financial Officer.*

*	Filed herewith.